Form 10QSB
period 1999-09-30
ENDLESS YOUTH PRODUCTS INC
filed 1999-12-03
CIK 1023727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(mark one)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from _________ to __________

                         Commission file number 0-26611

                               ------------------

                          ENDLESS YOUTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         NEVADA                                        93-215736
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                         3395 South Jones Blvd., Suite 208
                             Las Vegas, Nevada 89146
                     (Address of principal executive offices)

                                 (702) 248-1005
                           (Issuer's telephone number)

                               ------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 3,504,692 shares as of September 30, 1999

                          PART I--FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                          ENDLESS YOUTH PRODUCTS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                              September 30,             June 30,
                                                                  1999                    1999
                                                                  ----                    ----
                             ASSETS
CURRENT ASSETS
     Cash                                                     $   268,528             $   355,434
     Prepaid advertising  (Notes 1 & 2)                                 0                       0
                                                              -----------             -----------

          TOTAL CURRENT ASSETS                                    268,528                 355,434

     Property and Equipment
     net of accumulated depreciation (Notes 1 & 3)                  7,409                   8,510
                                                              -----------             -----------

          TOTAL ASSETS                                        $   275,937             $   363,944
                                                              ===========             ===========

                 LIABILITIES AND SHAREHOLDERS'
                         (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $   184,779             $   236,528
     Deferred Revenue (Note 5)                                    113,333                 283,333
     Advances from shareholders  (Note 6)                         132,054                  75,388
                                                              -----------             -----------

         TOTAL LIABILITIES                                        430,166                 595,249


SHAREHOLDERS' DEFICIT
     Common stock, $.001 par value
       Authorized 4,000,000 shares; issued
       and outstanding 3,295,708
       at Sept.  30, 1999 and
       June 30, 1999, respectively  (Note 7)                        3,295                   3,295
    Additional paid-in capital                                  1,541,280               1,541,280
    Retained deficit                                           (1,698,804)             (1,775,880)
                                                              -----------             -----------
    Total shareholders' Deficit                                  (154,229)               (231,305)
                                                              -----------             -----------

        TOTAL LIABILITIES AND
        SHAREHOLDER'S DEFICIT EQUITY                          $   275,937             $   363,944
                                                              ===========             ===========

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the three months ended September 30,
                                                       1999                    1998
                                                    -----------             -----------
Gross Receipts                                      $   170,442             $    96,666
    Less: Returns and allowances                              -                       -
                                                    -----------             -----------

Net Sales                                               170,442                  96,666

Cost of Sales                                                 -                       -
                                                    -----------             -----------

        Gross Profit                                    170,442                  96,666

Selling, General and Administrative
    Expenses                                            223,366                 279,164
                                                    -----------             -----------

    Income (Loss) from Operations                       (52,924)               (182,498)

Other Income and (Expenses)

   Other Income                                         130,000                       -
   Interest Expense                                           -                       -
                                                    -----------             -----------

   Income (Loss) before income taxes                     77,076                (182,498)

   Provision for income taxes - (Note 4)                      -                       -
                                                    -----------             -----------

        Net income (Loss)                           $    77,076             $  (182,498)
                                                    ===========             ===========


Loss per share amounts:

      Basic:
          Net income (loss)                         $      0.02             $     (0.08)
      Diluted:
          Net income (loss)                         $      0.02             $     (0.07)
      Weighted average common  and
        common equivalent shares:
       Basic                                          3,295,708               2,243,444
                                                    ===========             ===========

       Diluted                                        3,504,692               2,451,319
                                                    ===========             ===========


                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the three months ended Sept. 30,
CASH FLOWS FROM  OPERATING ACTIVITIES:                        1999                  1998
                                                              ----                  ----
NET INCOME (LOSS)                                          $  77,076             $(182,498)

Adjustments to reconcile net income to net cash
   provided by operating activites:
   Depreciation & Amortization                                 1,100                 4,150
   Increase in Poduct Development Costs                            -               (10,463)
   Decrease in prepaid advertising                                 -                67,282
   Increase (decrease) in deferred revenue                  (170,000)                    -
   Increase (decrease) in accounts payable                   (51,748)               45,501
                                                           ---------             ---------

    NET CASH USED IN OPERATING ACTIVITIES                   (143,572)              (76,028)
                                                           ---------             ---------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of property, plant, and equipment                      -                     -

                                                           ---------             ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                          -                     -
                                                           ---------             ---------

CASH FLOW FROM FINANCING ACTIVITES
   Proceeds from issuance of common stock                          -               126,050
   Advances from (Repayments to) shareholders                 56,666               (61,613)
                                                           ---------             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     56,666                64,437
                                                           ---------             ---------

           NET CHANGE IN CASH                                (86,906)              (11,591)

           CASH AT BEGINNING OF PERIOD                       355,434                   471
                                                           ---------             ---------

CASH AT END OF PERIOD                                      $ 268,528             $ (11,120)
                                                           =========             =========


Interest expense paid during the period was:                       -                     -


                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                         Additional             Accumu-               Net
                                             Common Stock                 paid in                lated           Shareholders'
                                       Shares            Amount           Capital               Deficit             Equity
                                   ----------------   -------------   -----------------    ------------------   ----------------
Balance at June 30, 1999                 3,295,708         $ 3,295         $ 1,541,280          $ (1,775,880)        $ (231,305)

Net Income for period                                                                                 77,076             77,076
                                   ----------------   -------------   -----------------    ------------------   ----------------

Balance at Sept. 30, 1999                3,295,708         $ 3,295         $ 1,541,280          $ (1,698,804)        $ (154,229)
                                   ================   =============   =================    ==================   ================


                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Endless Youth Products, Inc., (the Company) incorporated July of 1996 in the State of Nevada. The Company engages in the business of developing, marketing and distributing proprietary vitamins, nutritional, skin care, personal care, and other anti-aging products under the "Endless Youth" trade name. The Company was in the development stage through June 30, 1998. The year ending June 30, 1999 is the first year during which it is considered an operating company.

CASH EQUIVALENTS

The Company considers all highly liquid certificates of deposit with an original maturity of three months or less to be cash equivalents.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

                  Furniture and Fixtures                7 years
                  Computer Equipment                    5 years

PREPAID ADVERTISING COST

Production costs related to the Company's direct response advertising programs are capitalized and amortized based on the ratio that current period revenues bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment. Test market sales experience as well as research conducted by outside consultants provides the Company with a reasonable basis for estimating future returns.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Provisions (benefits) for federal and state income taxes are calculated on reported financial statement income (loss) based on current tax law and also include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions (benefits) differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes.

EARNINGS (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires the company to report basic and diluted earnings (loss) per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of the additional common shares that would have been outstanding if dilutive stock options had been exercised.

The following table summarized the calculation of basic and diluted earnings per share for the three months ended September 30:

                                                                            1999             1998
                                                                            ----             ----
Numerator:
    Basic and diluted earnings per share-net income (loss)            $   77,076     $   (182,498)

Denominator:
    Basic earnings per share - weighted average number
    of common shares outstanding during the period                     3,295,708        2,243,444

Incremental common shares attributable to
    assumed exercise of options and warrants                             208,984          207,875

Denominator for diluted earnings per share                             3,504,692        2,451,319

Basic earnings per share                                                 $.02             $(.08)
                                                                         ====             ======

Diluted earnings per share                                               $.02             $(.07)
                                                                         ====             ======

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options and warrants is measured at the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee or outside consultant must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the time the warrants are granted.

NOTE 2 - PREPAID ADVERTISING COST

Prepaid advertising cost consists of infomercial production costs, which are capitalized and amortized based on current and estimated future revenues. At June 30, 1999 the remainder of these direct response advertising costs have been fully amortized. Amortization expense was $67,282 for the three months ended September 30, 1998.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:


                                                      Sept. 30,            June 30,
                                                        1999                 1999
                                                        ----                 ----
         Furniture and Fixtures                      $   2,986            $  2,986
         Computer Equipment                             15,072              15,072
           less accumulated depreciation               (10,649)             (9,548)
                                                     ---------            --------

                                                     $   7,409            $  8,510
                                                     =========            ========

Depreciation expense charged to operations was $1,100 and $1,235 for three months ended September 30, 1999 and 1998.

NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the three months ended September 30, 1999 and 1998. As of June 30, 1999, the Company has net operating loss carryforwards of $1,614,414. These losses will expire between 2012 and 2014 if not utilized.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

NOTE 4 - INCOME TAXES (continued)

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of September 30, 1999 the Company has recorded a deferred tax asset of $522,695 with a valuation allowance of $522,695.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.


                                       September 30, 1999      September 30, 1998
                                       ------------------      ------------------
Federal Statutory rate                           34 %                    34 %
Valuation allowance adjustment                  (34)%                   (34)%
                                           ----------               ---------
Effective rate                                    0 %                     0 %
                                           ==========               =========

NOTE 5 - DEFERRED REVENUE

In June 1999 the Company entered into an agreement in which the Company received a license fee in exchange for certain rights and privileges relating to the Endless Youth product line. The company will recognize revenue relating to this agreement over six months.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a license agreement with one of its officers that is also a director and shareholder. Under the terms of the agreement, the Company retains the sole right to market goods and services under the Endless Youth trade name throughout the world. The licensor extended such worldwide rights to the company following the initial domestic-only grant of these rights.

The Company had advances from various shareholders of $132,054 and $75,388 as of September 30, 1999 and June 30, 1999, respectively. In July of 1998, $62,113 of advances was converted to 110,266 shares of stock, based on the market value of stock at the time of conversion.

NOTE 7 - SHAREHOLDERS' EQUITY

During the three months ended September 30, 1999 and the year ended June 30, 1999 the Company issued 0 and 1,045,763 shares of common stock respectively, in exchange for services rendered. The cost of the services has been charged to operations, and, additional paid in capital has been increased by $0 and $421,207 for the three months ended September 30, 1999 and the year ended June 30, 1999 respectively, representing the excess fair market value of the services over the par value of the common stock.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

NOTE 7 - SHAREHOLDERS' EQUITY (continued)

The Company applies APB 25 in accounting for its stock options and warrants. The option price equals or exceeds the fair market value of the common shares on the date of the grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

Had compensation cost for Company's stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at September 30:


                                           1999              1998
                                           ----              ----
Net earnings
         As reported                     $77,076         ($182,498)
         Pro forma                       $69,440         ($190,134)
Net earnings per share
         As reported                        $.02             ($.08)
         Pro forma                          $.02             ($.08)

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options and warrants granted during years ended June 30, 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 58%, risk-free interest rates of 5%, and expected lives ranging from 1 to 10 years.

NOTE 8 - CONCENTRATION OF CASH

The Company held approximately $168,528 in excess of federal insurance limits on accounts of financial institutions on September 30, 1999.

NOTE 9 - YEAR 2000 COMPLIANCE

The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. Management plans to upgrade to the most current version of this and other software packages which, among other things, are Year 2000 compliant. Cost of the project is not expected to have a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-QSB commencing on page X.

GENERAL

Endless Youth Products, Inc., (the "Company") engages in the business of developing, marketing and distributing proprietary vitamins, nutritional, skin care, personal care, and other anti-aging products under the "Endless Youth" trade name. The following discussion is based on the financial statements for the three months ending September 30, 1998 and 1999. The financial statements have been prepared in conformity with generally accepted accounting principals.

RESULTS OF OPERATIONS

NET SALES. Net sales for the three months ended September 30, 1999 increased by $73,776 compared to the three months ended September 30, 1998. Revenues primarily consist of license fees for the period ended September 30, 1999 and minimum payments for distribution rights for the period ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $55,798 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was primarily due to decreased expenses related to product development, marketing, and royalties. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has a negative working capital and equity, it believes it has sufficient resources to fund the Company's operations and capital requirements for the 2000 fiscal year. Deferred revenue will be recognized as income over the next two months and will not require any future services from the company. Despite the Company's negative cash flows from operations over the past two fiscal years it does not anticipate the need for alternative sources of liquidity. The Company expects positive cash flow during fiscal 2000 primarily due to licensing fees and minimal monthly expenses.

Prepaid advertising was $54,476 and $0 at September 30, 1998 and September 30, 1999, respectively. The decrease in 1999 resulted from the amortization of the remaining infomercial costs during the prior fiscal year.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is year 2000 compliant.

FORWARD LOOKING STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as the Company's future operation results and liquidity. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

                           PART II--OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.      CHANGES IN SECURITIES

         Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.      OTHER INFORMATION

         Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                  27.01    Financial data schedule (EDGAR only)

             (b) Reports on Form 8-K

                  Not applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENDLESS YOUTH PRODUCTS, INC.

Date: December 3, 1999             By: /s/ NEAL K. WALLACH
                                   -----------------------------
                                   NEAL K. WALLACH, CHAIRMAN AND
                                   CHIEF EXECUTIVE OFFICER