Form 10QSB/A
period 1999-09-30
ENDLESS YOUTH PRODUCTS INC
filed 2000-01-06
CIK 1023727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                 FORM 10-QSB/A

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

                         3395 South Jones Blvd., #208
                             Las Vegas, Nevada 89146
                     (Address of principal executive offices)

                                 (702) 248-1005
                           (Issuer's telephone number)

                               ------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 3,504,692 shares as of September 30, 1999

                          PART I--FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           ENDLESS YOUTH PRODUCTS, INC.
                                 BALANCE SHEETS

                                                                      September 30,                       June 30,
                                                                          1999                              1999
                                                                          ----                              ----
                             ASSETS
CURRENT ASSETS
     Cash                                                        $               268,528           $               355,434
     Prepaid advertising  (Notes 1 & 2)                                                                                  0
                                                                 ------------------------          ------------------------

          TOTAL CURRENT ASSETS                                                   268,528                           355,434

     Property and Equipment
     net of accumulated depreciation (Notes 1 & 3)                                 7,409                             8,510
                                                                 ------------------------          ------------------------

          TOTAL ASSETS                                           $               275,937           $               363,944
                                                                 ------------------------          ------------------------
                                                                 ------------------------          ------------------------
                 LIABILITIES AND SHAREHOLDERS'
                         (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $               184,777           $               236,528
     Deferred Revenue (Note 5)                                                   212,500                           283,333
     Advances from shareholders  (Note 6)                                         98,999                            75,388
                                                                 ------------------------          ------------------------

         TOTAL LIABILITIES                                                       496,276                           595,249

SHAREHOLDERS' DEFICIT
     Common stock, $.001 par value
       Authorized 4,000,000 shares; issued
       and outstanding 3,295,708
       at Sept.  30, 1999 and
       June 30, 1999, respectively  (Note 7)                                       3,295                             3,295
    Additional paid-in capital                                                 1,541,280                         1,541,280
    Retained deficit                                                          (1,764,914)                       (1,775,880)
                                                                 ------------------------          ------------------------
    Total shareholders' Deficit                                                 (220,339)                         (231,305)
                                                                 ------------------------          ------------------------

        TOTAL LIABILITIES AND
        SHAREHOLDER'S DEFICIT EQUITY                             $               275,937           $               363,944
                                                                 ------------------------          ------------------------
                                                                 ------------------------          ------------------------

                 See accompanying notes to financial statements

                           ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                                                      For the three months ended September 30,
                                                                       1999                              1998
                                                              ------------------------          ------------------------
Gross Receipts                                                $                71,275          $                 96,666
    Less: Returns and allowances                                                    -                                 -
                                                              ------------------------          ------------------------

Net Sales                                                                      71,275                            96,666

Cost of Sales                                                                       -                                 -
                                                              ------------------------          ------------------------

        Gross Profit                                                           71,275                            96,666

Selling, General and Administrative
    Expenses                                                                  190,309                           279,164
                                                              ------------------------          ------------------------

    Income (Loss) from Operations                                            (119,034)                         (182,498)

Other Income and (Expenses)

   Other Income                                                               130,000                                 -
   Interest Expense                                                                 -                                 -
                                                              ------------------------          ------------------------

   Income (Loss) before income taxes                                           10,966                          (182,498)

   Provision for income taxes - (Note 4)                                            -                                 -
                                                              ------------------------          ------------------------

        Net income (Loss)                                     $                10,966           $              (182,498)
                                                              ------------------------          ------------------------
                                                              ------------------------          ------------------------

Income (Loss) per share amounts:

      Basic:
          Net income (loss)                                   $                  0.00           $                 (0.08)
      Diluted:
          Net income (loss)                                   $                  0.00           $                 (0.07)
      Weighted average common  and
        common equivalent shares:
       Basic                                                                3,295,708                         2,243,444
                                                              ------------------------          ------------------------
                                                              ------------------------          ------------------------

       Diluted                                                              3,504,692                         2,451,319
                                                              ------------------------          ------------------------
                                                              ------------------------          ------------------------

                 See accompanying notes to financial statements

                           ENDLESS YOUTH PRODUCTS, INC.
                             STATEMENTS OF CASH FLOW

                                                                             For the three months ended Sept. 30,
CASH FLOWS FROM  OPERATING ACTIVITIES:                                       1999                            1998
                                                                             ----                            ----
NET INCOME (LOSS)                                                    $              10,966           $            (182,498)

Adjustments to reconcile net income to net cash
   provided by operating activites:
   Depreciation & Amortization                                                       1,100                           4,150
   Increase in Poduct Development Costs                                                  -                         (10,463)
   Decrease in prepaid advertising                                                       -                          67,282
   Increase (decrease) in deferred revenue                                         (70,833)                              -
   Increase (decrease) in accounts payable                                         (51,750)                         45,501
                                                                     ----------------------          ----------------------

    NET CASH USED IN OPERATING ACTIVITIES                                         (110,517)                        (76,028)
                                                                     ----------------------          ----------------------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of property, plant, and equipment                                            -                               -

                                                                     ----------------------          ----------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                -                               -
                                                                     ----------------------          ----------------------

CASH FLOW FROM FINANCING ACTIVITES
   Proceeds from issuance of common stock                                                -                         126,050
   Advances from (Repayments to) shareholders                                       23,611                         (61,613)
                                                                     ----------------------          ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           23,611                          64,437
                                                                     ----------------------          ----------------------

           NET CHANGE IN CASH                                                      (86,906)                        (11,591)

           CASH AT BEGINNING OF PERIOD                                             355,434                             471
                                                                     ----------------------          ----------------------

CASH AT END OF PERIOD                                                $             268,528           $             (11,120)
                                                                     ----------------------          ----------------------
                                                                     ----------------------          ----------------------

Interest expense paid during the period was:                                             -                               -


                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                        STATEMENTS OF SHAREHOLDERS EQUITY

                                                                         Additional             Accumu-               Net
                                    Common Stock                          paid in                lated           Shareholders'
                                       Shares            Amount           Capital               Deficit             Equity
                                   ----------------   -------------   -----------------    ------------------   ----------------
Balance at June 30, 1999                 3,295,708         $ 3,295         $ 1,541,280          $ (1,775,880)        $ (231,305)

Net Income for Period                                                                                 10,966             10,966
                                   ----------------   -------------   -----------------    ------------------   ----------------

Balance at Sept. 30, 1999                3,295,708         $ 3,295         $ 1,541,280          $ (1,764,914)        $ (220,339)
                                   ----------------   -------------   -----------------    ------------------   ----------------
                                   ----------------   -------------   -----------------    ------------------   ----------------

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

The following table summarized the calculation of basic and diluted earnings per share for the three months ended September 30:

                                                                            1999             1998
                                                                            ----             ----
Numerator:
    Basic and diluted earnings per share -
    net income (loss)                                                 $   10,966     $   (182,498)

Denominator:
    Basic earnings per share - weighted average number
    of common shares outstanding during the period                     3,295,708        2,243,444

Incremental common shares attributable to
    assumed exercise of options and warrants                             208,984          207,875

Denominator for diluted earnings per share                             3,504,692        2,451,319

Basic earnings per share                                                 $.00             $(.08)
                                                                         ----             ------
                                                                         ----             ------

Diluted earnings per share                                               $.00             $(.07)
                                                                         ----             ------
                                                                         ----             ------

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                                              Sept. 30,                    June 30,
                                                                  1999                        1999
                                                                  ----                        ----
         Furniture and Fixtures                               $   2,986                 $    2,986
         Computer Equipment                                      15,072                     15,072
           less accumulated depreciation                        (10,649)                    (9,548)
                                                              ---------                 ----------

                                                              $   7,409                 $    8,510
                                                              ---------                 ----------
                                                              ---------                 ----------

Depreciation expense charged to operations was $1,100 and $1,235 for three months ended September 30, 1999 and 1998.

NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the three months ended September 30, 1999 and 1998. As of June 30, 1999, the Company has net operating loss carryforwards of $1,597,256. These losses will expire between 2012 and 2014 if not utilized.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of September 30, 1999 the Company has recorded a deferred tax asset of $543,067 with a valuation allowance of $543,067.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                                 September 30, 1999    September 30, 1998
                                                 ------------------    ------------------
Federal Statutory rate                                   34 %                  34 %
Valuation allowance adjustment                          (34)%                 (34)%
                                                   ----------             ---------
Effective rate                                            0 %                   0 %
                                                   ----------             ---------
                                                   ----------             ---------

NOTE 5 - DEFERRED REVENUE

In June 1999 the Company entered into an agreement in which the Company received a license fee in exchange for certain rights and privileges relating to the Endless Youth product line. In September 1999 the agreement was amended, the company will recognize revenue from this agreement over a thirteen month period commencing in June of 1999.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a license agreement with one of its officers that is also a director and shareholder. Under the terms of the agreement, the Company retains the sole right to market goods and services under the Endless Youth trade name throughout the world. The licensor extended such worldwide rights to the company following the initial domestic-only grant of these rights. The Company had advances from various shareholders of $98,999 and $75,388 as of September 30, 1999 and June 30, 1999, respectively. In July of 1998, $62,113 of advances was converted to 110,266 shares of stock, based on the market value of stock at the time of conversion.

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

Had compensation cost for Company's stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at September 30:

                                                                               1999              1998
                                                                               ----              ----
Net earnings
         As reported                                                         $10,966          ($182,498)
         Pro forma                                                           $ 3,330          ($190,134)
Net earnings per share
         As reported                                                            $.00              ($.08)
         Pro forma                                                              $.00              ($.08)

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

NOTE 8 - CONCENTRATION OF CASH

The Company held approximately $168,528 in excess of federal insurance limits on accounts of financial institutions on September 30, 1999

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-QSB commencing on page 2.

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

Recent Developments

         Through May 31, 1999, the Company had engaged Vendor Services, Inc. with respect to the marketing and distribution of its Longevity System, pursuant to the broadcast of its infomercial program. For its services Vendor Services was paid 91 percent of the net sales from the infomercial program. Pursuant to an agreement dated June 28, 1999 and effective as of June 1, 1999, Vendor Services has paid the Company a lump-sum licensing fee in the amount of $340,000 for the continued rights to the Longevity System and the infomercial program subsequent to June 1, 1999. In connection with additional programs, Vendor Services has been provided with first rights to develop and produce such programs for a continued licensing fee. On September 24, 1999, the Company entered into an Agreement with Vendor Services that amended and clarified the June 28, 1999 Agreement with respect to a possible settlement agreement between Vendor Services and Sun Ten Laboratories, a manufacturer of Endless Youth branded product. Vendor Services and Sun Ten had reached a tentative agreement between themselves in an amount equal to $1,405,000. The Agreement details the amount to be received by the Company, if such tentative agreement between Vendor Services and Sun Ten is finalized. The Company would receive $409,000 minus a percentage (maximum 30 percent of such fees) of legal fees incurred by Vendor Services which is limited by the June 28, 1999 to ten percent of the proceeds from Sun Ten.

         The Company chose to amend the Agreements with Vendor Services to reflect the changing nature of the business of the Company reflected in the Company taking the role as licensor of product, rather than developer of infomercial programs, and as the developer of the Company's Internet site. It is not anticipated that the lump-sum payment made by Vendor Services, rather than the continuation of the ongoing arrangement where Vendor Services retained 91 percent of net sales, will have a material impact on future net operating results. Unless Vendor Services produces a sequel infomercial program for the Longevity System by August 1, 2000, no further revenue will be generated from Vendor Services; if a sequel program is developed, then the Company will be entitled to 3 percent of net sales revenue from the sequel program. The Company is developing a replacement product for the Longevity System to be available on its Internet site. Therefore, no future revenue is anticipated from the sales of the Longevity System, unless pursuant a sequel infomercial is developed by Vendor Services. The Company anticipates that its future revenue sources shall be from the licensing of the Endless Youth brand name on third-party products, from the licensing of content that it is preparing with respect to the development of its Internet site, from fees paid to the Company for advertising and promotional placement on the Internet site, and from product sales on the Company's Internet site or through affiliations with other Internet sites.

         As a result of its various agreements, the Company received from the broadcast of its infomercial for its Longevity System, prior to the lump-sum payment discussed above, 9 percent of the net sales revenues. Out of this amount, amounts equal to 3 percent and 2 percent of net sales revenues, respectively, were paid as license fees to the Company's chief executive officer and to Schulberg Media Works. The remaining 4 percent was retained by the Company.

         On July 7, 1999, the Company entered into an agreement with Sun Ten Laboratories, one of the manufacturers of the Company's Longevity System product. Under this Agreement, Sun Ten Laboratories agreed to pay the Company a lump-sum payment of $130,000 in connection with a general release and settlement of any future claims that the Company may have with respect to Sun Ten Laboratories' production of certain previously manufactured quantities of product for the Company. Revenue for the quarter ended September 30, 1999 included this amount as other income of $130,000.

         It is anticipated that the development of the new Internet site for the Company will cost approximately $50,000 which will be funded from present working capital of the Company. In connection with this development the Company is working closely with the web site developers and contract editors with respect to content. The Company is working with private label manufacturers in the development of its skin care and vitamin product line. There are no development costs associated with such private label product items for these products are existing items carried in the inventory of these companies; these companies will, also, provide Endless Youth product labeling. Very small minimum orders will be placed in order to control costs and determine the best selling items on the site. All these inventory costs will be paid from the existing working capital of the Company and are estimated to be $25,000. As the site becomes further developed, the Company will add a full-time Internet marketing individual and part-time employees to update content and provide customer related services; such expenses will not surpass $10,000 per month and will be dependent upon sales revenue and customer traffic. The Company is, also, in initial conversations with various other Internet health sites with respect to forming mutually advantageous marketing relationships with these sites. The Company does not plan in the near future any substantial advertising or promotion campaigns that will require substantial funding, rather the Company will focus on Internet marketing for placement of its site with portals and through marketing affiliations with other Internet sites. Until the site and product mix are fully developed, the Company will only seek to work with other Internet sites to maximize brand awareness. Following many months of such relationship marketing, if the Company feels that other advertising and promotion is required, the Company will secure additional funding from outside sources which may include further shareholder investment or funding from new investment groups.

RESULTS OF OPERATIONS

NET SALES. Net sales for the three months ended September 30, 1999 decreased by $25,391 compared to the three months ended September 30, 1998. Revenues primarily consist of license fees for the period ended September 30, 1999 and minimum payments for distribution rights for the period ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $88,855 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was primarily due to decreased expenses related to product development, marketing, and royalties. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has a negative working capital and equity, it believes it has sufficient resources to fund the Company's operations and capital requirements for the 2000 fiscal year. Deferred revenue will be recognized as income over the next nine months and will not require significant services from the company. Despite the Company's negative cash flows from operations over the past two fiscal years it does not anticipate the need for alternative sources of liquidity. The Company expects positive cash flow during fiscal 2000 primarily due to licensing fees and minimal monthly expenses.

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

                                   ENDLESS YOUTH PRODUCTS, INC.

Date: January 5, 2000              By: /s/ NEAL K. WALLACH
                                   -----------------------------
                                   NEAL K. WALLACH, CHAIRMAN AND
                                   CHIEF EXECUTIVE OFFICER

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