Form 10QSB
period 1999-12-31
ENDLESS YOUTH PRODUCTS INC
filed 2000-02-10
CIK 1023727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(mark one)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1999

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

                               ------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 3,306,878 shares as of December 31, 1999

                          PART I--FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          ENDLESS YOUTH PRODUCTS, INC.
                                 BALANCE SHEETS
                                   (unaudited)


                                                      December 31,               June 30,
                             ASSETS                      1999                      1999
                                                      ------------             ------------
CURRENT ASSETS
     Cash                                             $    489,089             $    355,434
     Prepaid advertising  (Notes 1 & 2)                          0                        0
                                                      ------------             ------------

          TOTAL CURRENT ASSETS                             489,089                  355,434

     Property and Equipment
     net of accumulated depreciation (Notes 1 & 3)           6,309                    8,510
                                                      ------------             ------------

          TOTAL ASSETS                                $    495,398             $    363,944
                                                      ------------             ------------
                                                      ------------             ------------

                  LIABILITIES AND SHAREHOLDERS'
                             DEFICIT

CURRENT LIABILITIES
     Accounts payable                                 $    150,319             $    236,528
     Deferred Revenue (Note 5)                             141,667                  283,333
     Advances from shareholders  (Note 6)                  332,605                   75,388
                                                      ------------             ------------

         TOTAL LIABILITIES                                 624,591                  595,249


SHAREHOLDERS' DEFICIT
       Common stock, $.001 par value
       Authorized 4,000,000 shares; issued
       and outstanding 3,306,878 at
       Dec. 31, 1999  and 3,295,708 at
       June 30, 1999, respectively  (Note 7)                 3,306                    3,295
    Additional paid-in capital                           1,543,358                1,541,280
    Retained deficit                                    (1,675,857)              (1,775,880)
                                                      ------------             ------------
    Total shareholders' Deficit                           (129,193)                (231,305)
                                                      ------------             ------------

        TOTAL LIABILITIES AND
        SHAREHOLDER'S DEFICIT                         $    495,398             $    363,944
                                                      ------------             ------------
                                                      ------------             ------------


                 See accompanying notes to financial statements

                              ENDLESS YOUTH PRODUCTS, INC.
                                STATEMENTS OF OPERATIONS



                                                    For the three months ended               For the six months ended
                                                            December 31,                           December 31,
                                                     1999                1998                1999                1998
                                                 ------------        ------------        ------------        ------------
Gross Receipts                                        467,524              58,404             538,799             155,070
    Less: Returns and allowances                            0                   0                   0                   0
                                                 ------------        ------------        ------------        ------------

Net Sales                                             467,524              58,404             538,799             155,070

Cost of Sales                                               0                   0                   0                   0
                                                 ------------        ------------        ------------        ------------

        Gross Profit                                  467,524              58,404             538,799             155,070

Selling, General and Administrative
    Expenses                                          383,022              25,842             573,332             305,006
                                                 ------------        ------------        ------------        ------------

    Income (Loss) from Operations                      84,502              32,562             (34,533)           (149,936)

Other Income and (Expenses)
   Interest Income                                      4,556                   0               4,556                   0
  Other Income                                              0                   0             130,000                   0
   Interest Expense                              ------------        ------------        ------------        ------------

   Income (Loss) before income taxes                   89,058              32,562             100,023            (149,936)


   Provision for income taxes - (Note 4)                    0                   0                   0                   0
                                                 ------------        ------------        ------------        ------------

        Net income (Loss)                              89,058              32,562             100,023            (149,936)
                                                 ------------        ------------        ------------        ------------
                                                 ------------        ------------        ------------        ------------

Loss per share amounts:

      Basic:
          Net income (loss)                      $       0.03        $       0.01        $       0.03        $      (0.06)
      Diluted:
          Net income (loss)                      $       0.03        $       0.01        $       0.03                 n\a
      Weighted average common  and
        common equivalent shares:
       Basic                                        3,303,155           2,438,132           3,299,431           2,340,788
                                                 ------------        ------------        ------------        ------------
                                                 ------------        ------------        ------------        ------------
       Diluted                                      3,341,140           2,576,179           3,337,416                 n\a
                                                 ------------        ------------        ------------
                                                 ------------        ------------        ------------


                 See accompanying notes to financial statements

                              ENDLESS YOUTH PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS



                                                           For the six months ended December 31,
CASH FLOWS FROM  OPERATING ACTIVITIES:                        1999                        1998
                                                           ------------             -------------
NET INCOME (LOSS)                                          $    100,023             $   (149,936)

Adjustments to reconcile net income to net cash
   provided by operating activites:
   Depreciation & Amortization                                    2,200                    5,384
   Increase in product development costs                              0                  (29,461)
   Decrease in prepaid advertising                                    0                   94,520
   Increase (decrease) in deferred revenue                     (141,666)                       0
   Increase (decrease) in accounts payable                      (86,208)                  20,047
                                                           ------------             ------------

    NET CASH USED IN OPERATING ACTIVITIES                      (125,651)                 (59,446)
                                                           ------------             ------------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of property, plant, and equipment                         0                        0

                                                           ------------             ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                             0                        0
                                                           ------------             ------------

CASH FLOW FROM FINANCING ACTIVITES
   Proceeds from issuance of common stock                         2,089                  138,050
   Advances from (Repayments to) shareholders                   257,217                  (61,613)
                                                           ------------             ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       259,306                   76,437
                                                           ------------             ------------

           NET CHANGE IN CASH                                   133,655                   16,991

           CASH AT BEGINNING OF YEAR                            355,434                      471
                                                           ------------             ------------

CASH AT END OF YEAR                                             489,089                   17,462
                                                           ------------             ------------
                                                           ------------             ------------

Interest expense paid during the period was:                          0                        0
Income taxes paid during the period was:                              0                        0


                 See accompanying notes to financial statements

                              ENDLESS YOUTH PRODUCTS, INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                        Additional             Accumu-                Net
                                             Common Stock                 paid in               lated            Shareholders'
                                       Shares           Amount            Capital              Deficit               Equity
                                   ---------------   -------------   ------------------   -------------------   -----------------

Balance at June 30, 1998                3,295,708         $ 3,295          $ 1,541,280           $ (1,775,880)         $ (231,305)

Stock issued for services                  11,170              11                2,078                      0               2,089

Net Income for Period                           0               0                    0                100,023             100,023
                                   ---------------   -------------   ------------------   -------------------   -----------------

Balance at Dec. 31, 1999                3,306,878         $ 3,306          $ 1,543,358           $ (1,675,857)         $ (129,193)
                                   ---------------   -------------   ------------------   -------------------   -----------------
                                   ---------------   -------------   ------------------   -------------------   -----------------


                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 1999


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

The following table summarized the calculation of basic and diluted earnings per share for the six months ended December 31,


                                                                        1999             1998
                                                                     -----------     ------------
Numerator:
    Basic and diluted earnings per share -
    net income (loss)                                                $   100,023     $   (149,936)

Denominator:
    Basic earnings per share - weighted average number
    of common shares outstanding during the period                     3,299,431        2,340,788

Incremental common shares attributable to
    assumed exercise of options and warrants                              37,985              N/A

Denominator for diluted earnings per share                             3,337,416              N/A

Basic earnings per share                                             $       .03     $       (.06)

Diluted earnings per share                                           $       .03              N/A

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options and warrants is measured at the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the time the shares are granted. Options and warrants issued for outside services are accounted for under SFAS 123 using the Black-Scholes option-pricing model.

NOTE 2 - PREPAID ADVERTISING COST

Prepaid advertising cost consists of infomercial production costs, which are capitalized and amortized based on current and estimated future revenues. At June 30, 1999 the remainder of these direct response advertising costs have been fully amortized. Amortization expense was $94,520 for the six months ended December 31, 1998.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:


                                                      December 31,              June 30,
                                                         1999                    1999
Furniture and Fixtures                                $    2,986               $    2,986
Computer Equipment                                        15,072                   15,072
  less accumulated depreciation                          (11,749)                  (9,548)
                                                      ----------               ----------

                                                      $    6,309               $    8,510
                                                      ----------               ----------
                                                      ----------               ----------

Depreciation expense charged to operations was $2,200 and $5,384 for six months ended December 31, 1999 and 1998.

NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the six months ended December 31, 1999 and 1998. As of June 30, 1999, the Company has net operating loss carryforwards of $1,597,256. These losses will expire between 2012 and 2014 if not utilized.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of December 31, 1999 the Company has recorded a deferred tax asset of $543,067 with a valuation allowance of $543,067.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.


                                                 December 31, 1999     December 31, 1998
                                                 -----------------     -----------------
Federal Statutory rate                                       34 %                   34 %
Valuation allowance adjustment                              (34)%                  (34)%
                                                 -----------------     -----------------
Effective rate                                                0 %                    0 %
                                                 -----------------     -----------------
                                                 -----------------     -----------------


NOTE 5 - DEFERRED REVENUE

In June 1999 the Company entered into an agreement in which the Company received a license fee in exchange for certain rights and privileges relating to the Endless Youth product line. In September 1999 the agreement was amended, the company will recognize revenue from this agreement over a thirteen month period commencing in June of 1999.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a license agreement with one of its officers that is also a director and shareholder. Under the terms of the agreement, the Company retains the sole right to market goods and services under the Endless Youth trade name throughout the world. The licensor extended such worldwide rights to the company following the initial domestic-only grant of these rights. The Company had advances from various shareholders of $332,605 and $75,388 as of December 31, 1999 and June 30, 1999, respectively. In July of 1998, $62,113 of advances was converted to 110,266 shares of stock, based on the market value of stock at the time of conversion.

NOTE 7 - SHAREHOLDERS' EQUITY

During the six months ended December 31, 1999 and the year ended June 30, 1999 the Company issued 11,170 and 1,045,763 shares of common stock respectively, in exchange for services rendered. The cost of the services has been charged to operations, and, additional paid in capital has been increased by $2,078 and $421,207 for the six months ended December 31, 1999 and the year ended June 30, 1999 respectively, representing the excess fair market value of the services over the par value of the common stock.

The Company applies APB 25 in accounting for its employee stock options and warrants. The option price equals or exceeds the fair market value of the common shares on the date of the grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. The Company applies SFAS 123 for options and warrants issued for outside services. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at December 31:


                                                                               1999            1998
                                                                            ----------     -----------
Net earnings
         As reported                                                        $  100,023     $ (149,936)
         Pro forma                                                          $   83,533     $ (170,130)
Net earnings per share
         As reported                                                        $      .03     $     (.06)
         Pro forma                                                          $      .02     $     (.07)

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

NOTE 8 - CONCENTRATION OF CASH

The Company held approximately $389,089 in excess of federal insurance limits on accounts of financial institutions on December 31, 1999

NOTE 9 - YEAR 2000 COMPLIANCE

The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The Company has not experienced any problems relating to year 2000 compliance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-QSB commencing on page 2.

GENERAL

Endless Youth Products, Inc., (the "Company") engages in the business of developing, marketing and distributing proprietary vitamins, nutritional, skin care, personal care, and other anti-aging products under the "Endless Youth" trade name. The following discussion is based on the financial statements for the six months ending December 31, 1998 and 1999. The financial statements have been prepared in conformity with generally accepted accounting principles.

RESULTS OF OPERATIONS

NET SALES. Net sales for the six months ended December 31, 1999 increased by $383,729 compared to the six months ended December 31, 1998. Revenues primarily consist of license fees for the period ended December 31, 1999 and minimum payments for distribution rights for the period ended December 31, 1998. During the three months ended December 31, 1999 the company received an additional $394,681 of licensing fees from Vendor Services, resulting from the settlement between Vendor Services and Sun Ten

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $268,326 during the six months ended December 31, 1999 compared to the six months ended December 31, 1998. This increase was primarily due to increased expenses related to royalties. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has a negative working capital and equity, it believes it has sufficient resources to fund the Company's operations and capital requirements for the 2000 fiscal year. Deferred revenue will be recognized as income over the next six months and will not require significant services from the company. Despite the Company's negative cash flows from operations over the past two fiscal years it does not anticipate the need for alternative sources of liquidity. The Company expects positive cash flow during fiscal 2000 primarily due to licensing fees and minimal monthly expenses.

Prepaid advertising was $94,520 and $0 at December 31, 1998 and December 31, 1999, respectively. The decrease in 1999 resulted from the amortization of the remaining infomercial costs during the prior fiscal year.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The computer equipment and software currently used by the Company is year 2000 compliant and, accordingly the Company has not experienced any problems relating to year 2000-date issue.

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

                                   ENDLESS YOUTH PRODUCTS, INC.

Date: February 9, 2000             By: /s/ NEAL K. WALLACH
                                   -----------------------------
                                   NEAL K. WALLACH, CHAIRMAN AND
                                   CHIEF EXECUTIVE OFFICER