Form 10QSB
period 2000-03-31
ENDLESS YOUTH PRODUCTS INC
filed 2000-05-22
CIK 1023727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(mark one)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

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

                               ------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 3,306,878 shares as of March 31, 1999

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ENDLESS YOUTH PRODUCTS, INC.
                                 BALANCE SHEETS

                                                   March 31,         June 30,
                                                      2000             1999
                                                  -----------      -----------
                            ASSETS
CURRENT ASSETS
Cash                                              $    58,386      $   355,434
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                               58,386          355,434

Property and Equipment
net of accumulated depreciation (Notes 1 & 3)           5,309            8,510
                                                  -----------      -----------
    TOTAL ASSETS                                  $    63,695      $   363,944
                                                  ===========      ===========

                  LIABILITIES AND SHAREHOLDERS'
                           (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                $   120,382      $   236,528
  Deferred Revenue (Note 5)                            70,834          283,333
  Advances from shareholders (Note 6)                       0           75,388
                                                  -----------      -----------
    TOTAL LIABILITIES                                 191,216          595,249

SHAREHOLDERS' DEFICIT
  Common stock, $.001 par value
    Authorized 4,000,000 shares; issued
     and outstanding 3,306,878 at
     Mar. 31, 2000  and 3,295,708 at
     June 30, 1999, respectively  (Note 7)              3,306            3,295
  Additional paid-in capital                        1,543,358        1,541,280
  Retained deficit                                 (1,674,185)      (1,775,880)
                                                  -----------      -----------
  Total shareholders' Deficit                        (127,521)        (231,305)
                                                  -----------      -----------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S DEFICIT                         $    63,695      $   363,944
                                                  ===========      ===========

                See accompanying notes to financial statements.

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                        For the nine months
                                                          ended March 31,
                                                    -------------------------
                                                      2000            1999
                                                    ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                   $ 101,695      $ (48,021)

Adjustments to reconcile net income to net cash provided by operating activites:

Depreciation & Amortization                             3,200          3,000
 Increase in accounts receivable                            0        (22,828)
 Increase in product development costs                      0        (46,150)
 Decrease in prepaid advertising                            0        121,758
 Decrease in deferred revenue                        (212,499)             0
 Decrease in accounts payable                        (116,145)       (21,825)
                                                    ---------      ----------
   NET CASH USED IN OPERATING ACTIVITIES             (223,749)       (14,066)
                                                    ---------      ----------
CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property, plant, and equipment                  0              0
                                                    ---------      ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   0              0
                                                    ---------      ----------
CASH FLOW FROM FINANCING ACTIVITES

  Proceeds from issuance of common stock                2,089        101,870

  Advances from (Repayments to) shareholders          (75,388)       (49,113)
                                                    ---------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             (73,299)        52,757
                                                    ---------      ----------
    NET CHANGE IN CASH                               (297,048)        38,691

    CASH AT BEGINNING OF YEAR                         355,434            471
                                                    ---------      ----------
CASH AT END OF YEAR                                 $  58,386      $  39,162
                                                    =========      ==========

Interest expense paid during the period was:                0              0
Income taxes paid during the period was:                    0              0

                See accompanying notes to financial statements.

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                               For the three months ended     For the nine months ended
                                                       March 31,                      March 31,
                                               --------------------------     --------------------------
                                                  2000           1999            2000           1999
                                               ----------    ------------     ----------     -----------
Gross Receipts                                   70,833       3,517,307        609,632       3,672,377
    Less: Returns and allowances                      0         928,214              0         928,214
                                               ----------    ------------     ----------     -----------
Net Sales                                        70,833       2,589,093        609,632       2,744,163

Cost of Sales                                         0       2,424,695              0       2,424,695
                                               ----------    ------------     ----------     -----------
    Gross Profit                                 70,833         164,398        609,632         319,468

Selling, General and Administrative
  Expenses                                       73,912          62,483        647,243         367,489
                                               ----------    ------------     ----------     -----------
  Income (Loss) from Operations                  (3,079)        101,915        (37,611)        (48,021)

Other Income and (Expenses)
  Interest Income                                 4,750               0          9,306               0
  Other Income                                        0               0        130,000               0
  Interest Expense
                                               ----------    ------------    -----------     -----------
  Income (Loss) before income taxes               1,671         101,915        101,695         (48,021)

  Provision for income taxes - (Note 4)               0               0              0               0
                                               ----------    ------------    -----------     -----------

    Net income (Loss)                          $  1,671       $ 101,915      $ 101,695       $ (48,021)
                                               ==========    ============    ===========     ===========
Loss per share amounts:

Basic:
  Net income (loss)                            $   0.00       $    0.04      $    0.03       $   (0.02)
Diluted:
  Net income (loss)                                 n\a       $    0.03      $    0.03             n\a
Weighted average common and
 common equivalent shares:
Basic                                         3,306,878       2,907,759      3,301,914       2,466,095
                                              ==========      ==========     ==========      ==========

Diluted                                             n\a       3,013,833      3,301,914             n\a
                                                              ==========     ==========

                See accompanying notes to financial statements.

                          ENDLESS YOUTH PRODUCTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Additional       Accumu-          Net
                                     Common Stock            paid in          lated       Shareholders'
                                 Shares        Amount        Capital         Deficit         Equity
                              ----------    -----------    -----------    ------------    ------------
Balance at June 30, 1999       3,295,708    $     3,295    $ 1,541,280    $(1,775,880)    $  (231,305)

Stock issued for services         11,170             11          2,078                          2,089

Net Income for Period                                                         101,695         101,695
                              ----------    -----------    -----------    ------------    ------------
Balance at Mar. 31, 2000       3,306,878    $     3,306    $ 1,543,358    $(1,674,185)    $  (127,521)
                              ==========    ===========    ===========    ============    ============


                See accompanying notes to financial statements.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


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

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


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

The following table summarized the calculation of basic and diluted earnings per share for the nine months ended March 31,

                                                                         2000             1999
                                                                         ----             ----
Numerator:
    Basic and diluted earnings per share -
    net income (loss)                                                $   129,256      $   (48,021)

Denominator:
    Basic earnings per share - weighted average number
    of common shares outstanding during the period                     3,301,914        2,466,095

Incremental common shares attributable to
    assumed exercise of options and warrants                                 N/A              N/A

Denominator for diluted earnings per share                             3,301,914              N/A

Basic earnings per share                                             $       .04      $      (.02)

Diluted earnings per share                                                   N/A              N/A


                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


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

NOTE 2 - PREPAID ADVERTISING COST

Prepaid advertising cost consists of infomercial production costs, which are capitalized and amortized based on current and estimated future revenues. At June 30, 1999 the remainder of these direct response advertising costs have been fully amortized. Amortization expense was $121,758 for the nine months ended March 31, 1999.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                                      March 31,         June 30,
                                                        2000              1999
                                                     ----------       -----------
         Furniture and Fixtures                      $   2,986        $    2,986
         Computer Equipment                             15,072            15,072
           less accumulated depreciation               (12,749)           (9,548)
                                                     ----------       -----------
                                                     $   5,309          $  8,510
                                                     ==========       ===========


Depreciation expense charged to operations was $3,200 and $3,000 for nine months ended March 31, 2000 and 1999.

NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the nine months ended March 31, 2000 and 1999. As of June 30, 1999, the Company has net operating loss carryforwards of $1,597,256. These losses will expire between 2012 and 2014 if not utilized.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


NOTE 4 - INCOME TAXES (continued)

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of March 31, 2000 the Company has recorded a deferred tax asset of $543,067 with a valuation allowance of $543,067.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.


                                         March 31, 2000       March 31, 1999
                                         --------------       --------------
Federal Statutory rate                           34 %                 34 %
Valuation allowance adjustment                  (34)%                (34)%
                                         --------------       --------------
Effective rate                                    0 %                  0 %
                                         ==============       ==============


NOTE 5 - DEFERRED REVENUE

In June 1999 the Company entered into an agreement in which the Company received a license fee in exchange for certain rights and privileges relating to the Endless Youth product line. In September 1999 the agreement was amended, the company will recognize revenue from this agreement over a thirteen month period commencing in June of 1999.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a license agreement with one of its officers that is also a director and shareholder. Under the terms of the agreement, the Company retains the sole right to market goods and services under the Endless Youth trade name throughout the world. The licensor extended such worldwide rights to the company following the initial domestic-only grant of these rights. The Company had advances from various shareholders of $0 and $75,388 as of March 31, 2000 and June 30, 1999, respectively. In July of 1998, $62,113 of advances was converted to 110,266 shares of stock, based on the market value of stock at the time of conversion.

NOTE 7 - SHAREHOLDERS' EQUITY

During the nine months ended March 31, 2000 and the year ended June 30, 1999 the Company issued 11,170 and 1,045,763 shares of common stock respectively, in exchange for services rendered. The cost of the services has been charged to operations, and, additional paid in capital has been increased by $2,078 and $421,207 for the nine months ended March 31, 2000 and the year ended June 30, 1999 respectively, representing the excess fair market value of the services over the par value of the common stock.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


NOTE 7 SHAREHOLDERS' EQUITY (continued)

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

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at March 31:

                                           2000              1999
                                           ----              ----
Net earnings
         As reported                     $129,256         $(48,021)
         Pro forma                       $ 85,085         $(78,207)
Net earnings per share
         As reported                     $    .04         $   (.02)
         Pro forma                       $    .03         $   (.03)


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

NOTE 8 - YEAR 2000 COMPLIANCE

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

Endless Youth Products, Inc., (the "Company") engages in the business of developing, marketing and distributing proprietary vitamins, nutritional, skin care, personal care, and other anti-aging products under the "Endless Youth" trade name. The following discussion is based on the financial statements for the nine months ending March 31, 1999 and 2000. The financial statements have been prepared in conformity with generally accepted accounting principles.

RESULTS OF OPERATIONS

NET SALES. Net sales for the nine months ended March 31, 2000 decreased by $3,062,745 compared to the nine months ended March 31, 1999. Revenues primarily consist of license fees for the period ended March 31, 2000 and sales from nationwide rollout of the company's product for the period ended March 31, 1999. During the three months ended March 31, 2000 the company continued to amortize deferred license revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $247,304 during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. This increase was primarily due to increased expenses related to royalties. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has a negative working capital and equity, it believes it has sufficient resources to fund the Company's operations and capital requirements for the 2000 fiscal year. Deferred revenue will be recognized as income over the next three months and will not require significant services from the company. Despite the Company's negative cash flows from operations over the past two fiscal years it does not anticipate the need for alternative sources of liquidity. The Company expects positive cash flow during fiscal 2000 primarily due to licensing fees and minimal monthly expenses.

Prepaid advertising was $121,758 and $0 at March 31, 1999 and March 31, 2000, respectively. The decrease in 2000 resulted from the amortization of the remaining infomercial costs during the prior fiscal year.

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

                                   ENDLESS YOUTH PRODUCTS, INC.

Date: May 22, 2000                 By: /s/ NEAL K. WALLACH
                                   -----------------------------
                                   NEAL K. WALLACH, CHAIRMAN AND
                                   CHIEF EXECUTIVE OFFICER