Form 10KSB
period 2000-06-30
ENDLESS YOUTH PRODUCTS INC
filed 2000-10-13
CIK 1023727

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________.

Commission File Number:   000-26611
                          ---------

                          ENDLESS YOUTH PRODUCTS, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

State of Nevada                                               93-215736
------------------                                       ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


       Stamford Financial, Stamford Financial Building, Stamford, NY 12167
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (607) 652-3311
                                 --------------
                          Registrants telephone number

Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State registrant's revenues for its most current fiscal year  $680,466
                                                              --------

As of October 12, 2000, the aggregate value of the registrant's voting stock held by non-affiliates was $1,041,270 (computed by multiplying the last reported sale price on October 12, 2000 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

At October 12, 2000, 3,304,078 shares of Common Stock were outstanding, which is the registrant's only class of common stock.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company or we "believe," "anticipate," "estimate," "expect" or words of similar import as they relate to us or our management. Similarly, statements that describe our future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including those described in the section captioned "Risk Factors" below.

GENERAL

         The historical business of Endless Youth Products, Inc. (the "Company") was the development, marketing and distribution of proprietary vitamins, nutritional skin care, personal care and other anti-aging products under the "Endless Youth" trade name. In June, 2000 the Company's sole officer and director, Neal Wallach, determined to abandon this business and, together with EXP International LLC transferred a controlling interest in the Company to the Sababurg Foundation and several other parties. On June 7, 2000, Edward Shah became the sole officer and director of the Company filling the vacancy caused by Mr. Wallach's resignation. At present, management is evaluating possible future operating activities including selling computer software systems, system financing and advisory services with special considerations to Internet technology. The company has had no revenue from operations since June 30, 2000.

         The Company was organized by Mr. Wallach to develop and, through third-party contractors, market and distribute dietary supplements and personal care precuts. At the time of the change in control, the dietary supplement business had diminished to the point of being dependent on a licensee to produce a sequel infomercial for its principal product. At the time the Company planned to develop an internet "portal" focusing on the needs of aging "baby-boomers." New management has abandoned this plan.

         The Company's products were been sold pursuant to a Company produced thirty-minute infomercial program through a marketing agreement with Vendor Services, Inc., a subsidiary of Guthy-Renker Corp.

         In connection with distribution of certain nutritional products (the "Longevity System"), the Company entered into an agreement with Vendor Services, Inc., a vitamin distribution company that sells infomercial marketed products. Vendor Services provided marketing and distribution services to the Company in connection with the showing of the Company's vitamin infomercial program. The Company provided full insurance on its product and Vendor Services has been a named additional insured. Through May 31, 1999, for these services Vendor Services was paid 91 percent of the net sales from the program. Pursuant to an agreement dated June 28, 1999 and effective as of June 1, 1999, Vendor Services paid a lump-sum licensing fee for the continued rights to the Longevity System and the infomercial program subsequent to June 1,

1999. On September 24, 1999, the Company entered into an Agreement with Vendor Services that amended the deadline for Vendor Services to commence the testing of a sequel infomercial to replace the original infomercial for the Longevity System. The lump-sum licensing fee was payable to the Company for a period ending on August 1, 2000, the date on which Vendor Services was required to commence the testing of such sequel program. Vendor Services lost its right to market these products by not producing a sequel by August 1, 2000.

         Additionally, the Company had entered into an agreement with Schulberg Media Works, the producer of its infomercial program. It was contemplated that based on the gross revenues, Schulberg Media Works would have received seven percent of such revenues if the Company purchased its own media and fulfilled all orders without the use of a third-party distribution company. This agreement was dependent on certain levels being achieved by the infomercial produced by Schulberg Media Works and the fact that the Company would not use outside organizations to perform various services. The Company subsequently chose to work with Vendor Services. Schulberg Media Works has claimed that it is owed $175,000 despite former management's claim that no amounts were due to Schulberg Media for programs produced by Vendor Services. Current management is evaluating the claim with a view to settlement.

         The address of the Company's executive offices is: c/o Stamford Financial, Stamford Financial Building, Stamford, NY 12167; Telephone: (607) 652-3311. The Company was incorporated in Nevada in July 1996. On June 29, 1999, the Company's shareholders authorized the Company's Chief Executive Officer, at his discretion, to change the name of the Company to EndlessYouth.Com, Inc. This plan has been abandoned by current management.

CONTRACTS WITH SUPPLIERS AND MANUFACTURERS

         The Company had relationships with several suppliers and manufacturers of its health products. The Company relied on the Vendor Services, Inc. a subsidiary of Guthy-Renker Corp., to market and distribute its Endless Youth Longevity System pursuant to the infomercial broadcasts. Vendor Services is also responsible for the manufacturing, packaging and shipping of product. Any disruption of these activities by Vendor Services will cause delays in the marketing of this product. However, pursuant to its June 28, 1999 agreement with Vendor Services, the Company has already received a final payment for all past and future sales and services made under the agreement.

LICENSES, TRADEMARKS AND PATENTS

         The Company does not own the rights to the Endless Youth trademark. These rights are licensed from Neal K. Wallach, the Chairman and Chief Executive Officer of the Company and a principal stockholder. See "Item 7 -- Certain Relationships and Related Transactions." Mr. Wallach has registered the Endless Youth trademark with the U.S. Patent and Trademark Office.

PRODUCT LIABILITY

         Although the Company did not engage in the actual manufacture of any of the products that it marketed and distributed, the Company may be subjected to various product liability claims, including among other things that its products contained contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. Although the Company had obtained product liability insurance that it believes is suitable for its present needs, there can be no assurance that such insurance will continue to be available at commercially reasonable rates, that the Company will not be subject to claims in the future, that its insurance coverage will be adequate or that widespread claims and the resultant adverse publicity could adversely affect the Company.

EMPLOYEES

         As of June 30, 2000, the Company had no full-time employees. It's sole director and executive officer serves on a part-time basis without compensation.

RISK FACTORS

An investment in the Company involves a high degree of risk. You should consider an investment in the Company only if you can afford to lose your entire investment. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating an investment in our common stock. When used in this report, the words "expect," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and elsewhere in this report. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors discussed below and elsewhere in the report.

We are Developing and Plan to Implement a New Business Plan and We Anticipate Operating Losses in the Near Term
-----------------------------------------------------------------------------

         We have little meaningful operating history upon which an evaluation of our prospective business and its prospects can be based. Because we are developing and plan to implement a new business plan, the Company's business and it's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. In the foreseeable future, we will be required to among other things:

         o        attract, retain and motivate qualified personnel;
         o        implement and successfully execute our business strategy;
         o        respond to competitive developments;
         o        develop and market products and services.

         There can be no assurance that we will be successful in addressing these business requirements. In addition, prior operating history in the nutritional field makes the prediction of future overall results difficult or impossible. We expect to incur substantial expenses related to the development of our business, marketing activities and personnel, among other things. We expect to incur net operating losses in the foreseeable future. There can be no assurance that we will be able to achieve and maintain profitability.

We are Uncertain Whether the Market Will Accept our Product and Service Offerings and the Size of the Market for our Products and Services is Unknown
--------------------------------------------------------------------------------

         There can be no assurance that our planned products and services will attain market acceptance. In addition, we cannot guaranty that future products and services will. Because the market for information technology and hardware/software finance which we plan to offer is constantly changing, we are unable to accurately estimate the commercial viability and market demand for the range of products and services to be offered by us. We can give no assurance that the market will in fact grow at the rates projected by us, or at all. We will be required to invest substantial resources in developing awareness of and confidence in our services and there can be no assurance that we will have the resources necessary to be successful.

Our Success Depends on Recruiting Key Executives
------------------------------------------------

         Our business depends on our being able to recruit technical employees and managers.

Our Business Could be Hurt By Competition
-----------------------------------------

         We will compete with services providers and other vendors. In addition, the market for the services we propose to offer is highly competitive and competition is expected to increase significantly. There are no effective barriers that will prevent a potential competitor from entering the market. Many of our competitors have greater financial, development, technical, marketing and sales resources than we have and would have greater expertise and established brand recognition. In addition, there can be no assurance that our competitors will not develop products and services that are superior to our products and services or that achieve greater market acceptance than our products and services.

Risk of Inaccuracy of Projections and other Forward-Looking Statements
----------------------------------------------------------------------

         This report contains certain forward-looking statements, including, among others:

         o Our ability to execute our business strategies and generate revenues from our planned operations; and
         o Our ability to finance future growth and possible acquisitions through the issuance of shares of our common stock.

         These forward-looking statements are based upon a number of assumptions and estimates that, while considered reasonable by us when taken as a whole, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, many of which will change. It can be anticipated that some or all of the assumptions underlying the projections and forward-looking statements included herein will not materialize or will vary significantly from actual results. Accordingly, it can be expected that actual results will vary from the projections and that such variations, in all likelihood, will be material and are likely to increase over time.

         In addition to the other risks described elsewhere in this Risk Factors discussion, important factors to consider and evaluate in such forward-looking statements include:

         o changes in the external competitive market factors or in our internal budgeting process which might impact our results of operations;
         o        unanticipated working capital or other cash requirements; and
         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our targeted market.

         In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, we cannot give assurance that the forward-looking statements contained in this report will in fact transpire.

No History of Operations
------------------------

         Our proposed operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise in a competitive field of information technology start-up companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance, market awareness, ability to develop and expand a network of participating hardware and software suppliers, dependability of our advertising and recruiting network, and general economic conditions. There is no assurance that we will achieve our expansion goals.

Adverse Economic Conditions or a Change in General Market Patterns
------------------------------------------------------------------

         A weak economic environment could adversely affect our sales and promotional efforts. General economic conditions impact information technology and related commerce and demand and interest for our services may decline at any time, especially during recessionary periods. Many factors beyond our control may decrease overall demand for information technology services including, among other things, decrease in the entry costs by other similarly situated companies, increase in the overall unemployment rate, additional government regulation. There can be no assurance that the general market demand for information technology services and related fields will remain the same or will not decrease in the future.

Reliance on Future Acquisitions Strategy
----------------------------------------

         We expect to rely on acquisitions as a primary component of its growth strategy. We regularly engage in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that we will be able to identify potentially successful companies that provide suitable acquisition opportunities or that we will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into our developing infrastructure or to operate profitably. There is also no assurance given as to our ability to obtain adequate funding to complete any contemplated acquisition or that such acquisition will not ultimately have an adverse effect on our business and operations.

Competition From Larger and More Established Companies May Hamper Market Ability
--------------------------------------------------------------------------------

         The competition in the information technology industry is intense. Large and highly fragmented, this industry hosts a number of well-established competitors, including national, regional and local companies possessing greater financial, marketing, personnel and other resources than we have.

Failure to Attract Qualified Personnel
--------------------------------------

         A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on our proposed business, financial condition and results of operations. Our proposed business will be dependent upon our ability to attract and retain highly trained and qualified technical personnel and corporate management. There is no assurance that we will be able to employ a sufficient number of qualified training personnel in order to achieve our growth objectives.

Issuance of Future Shares May Dilute Investor Share Value
---------------------------------------------------------

         Our Certificate of Incorporation, as amended, authorizes the issuance of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common stock and/or all or part of the preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us in order to make an acquisition of an intangible asset. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for our common stock.

Penny Stock Regulation
----------------------

         Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of our securities will reach or maintain such a level.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently maintains a temporary office c/o Stamford Financial, Stamford Financial Building, Stamford, NY 12167.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently party to any legal proceeding, however, Schulberg Media Works has claimed that it is owed $175,000 despite former management's claim that no amounts were due to Schulberg Media for programs produced by Vendor Services. Current management is evaluating the claim with a view to settlement. Management does not believe that the Company will have liability for such claim beyond that which it has accrued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. The following is the high and low bid price for the common stock for each quarter within the last two fiscal years and the subsequent interim quarters.

                  QUARTER ENDED               HIGH BID           LOW BID

         March 31, 1998                        .625                 .25

         June 30, 1998                        1.25                  .50

         September 31, 1998                   1.25                  .50

         December 31, 1998                     .625                 .425

         March 31, 1999                       2.25                 1.00

         June 30, 1999                         .75                  .50

         September 30, 1999                   1.75                  .30

         December 30, 1999                     .51                  .1563

         March 31, 2000                     no data              no data

         June 30, 2000                         .625                 .0625

         As of October 12, 2000 there were 100 holders of record of the Company's common stock. We believe that there are in excess of 300 beneficial owners of our shares.

DIVIDEND POLICY

         The Company has never paid dividends on its common stock. The Company currently intends to retain all future earnings to fund operations and the expansion of its business. The determination of payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-QSB commencing on page

General

Endless Youth Products, Inc., (the "Company") engages in the business of developing, marketing and distributing proprietary vitamins, nutritional, skin care, personal care, and other anti-aging products under the "Endless Youth" trade name. The following discussion is based on the financial statements for the years ending June 30, 1999 and 2000. The financial statements have been prepared in conformity with generally accepted accounting principles.

Results of Operations

Net Sales. Net sales for the year ended June 30, 2000 decreased by $4,353,092 compared to the year ended June 30, 1999. Revenues primarily consist of license fees for the year ended June 30, 2000 and sales from nationwide rollout of the company's product for the year ended June 30, 1999. The Company has abandoned its nutritional business and is developing a plan to engage in information technology consulting and procurement. The Company does not anticipate any further revenues from the nutritional business and revenues from it's proposed new business may not develop for a significant period of time.

Cost of Sales. Cost of sales for the year ended June 30, 2000 decreased by $4,527,856. Cost of sales decreased because the Company had no product sales during the year ended June 30, 2000. Revenues generated during the year primarily from license fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $458,473 during the year ended June 30, 2000 compared to the year ended June 30, 1999. This decrease was primarily due to decreased sales activity, expenses related to product development and marketing. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Liquidity and Capital Resources

Although the Company has negative working capital and equity, management believes it will be able to obtain sufficient financing to fund the Company's operations and capital requirements for the 2001 fiscal year. Management plans to keep monthly expenses at a minimal until cash flows from operations improve.

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

ITEM 7.   FINANCIAL STATEMENTS

         See financial statement annexed hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

         Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of June 30, 2000 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of June 30, 2000 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of June 30, 2000 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of June 30, 2000 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

EXHIBIT NO.     DESCRIPTION

3.1*            Articles of Incorporation, as amended.

3.2*            Bylaws.

10.1* License Agreement dated as of June 30, 1996 between the Company and Neal K. Wallach.

10.2* Letter Agreement dated as of March 17, 1998 between Vendor Services and Neal K. Wallach, as amended by a First Amendment dated as of December 28, 1998, and a Second Amendment dated March 19, 1999.

10.3* Agreement dated December 1, 1997 between the Company and Schulberg Media Works, Inc. and letter agreement amending such agreement dated March 11, 1998.

10.4* Agreement dated January 21, 1999 between the Company and Infomercial Development Services, Inc.

10.5* Amended and Restated Employment Agreement dated as of June 2, 1999 between Neal K. Wallach and the Company.

10.6*           1996 Stock Option Plan.

10.7*           Amendment No. 1 to Stock Option Plan.

10.8*           Amendment No. 2 to Stock Option Plan.

10.9* Consulting Agreement dated August 4, 1997 between the Company and James Hembree.

10.10*          Amendment No. 1 to Hembree Consulting Agreement.

10.11* Consulting Agreement dated June 25, 1999 between the Company and The Investor Relations Company Limited.

10.12* Stock Warrant Agreement dated June 14, 1999 between the Company and The Investor Relations Company Limited.

10.13* Letter, dated January 27, 1999, from Company to Brian Kelly, regarding financing for Le Solution Derma System.

10.14*          Agreement, dated October 1, 1997, between the Company and
                Leonard Sands.

10.15* Amendment, dated September 24, 1999, to Agreement between the Company and Vendor Services, Inc.

10.16* General Mutual Release and Settlement Agreement, dated July 7, 1999, between the Company and Sun Ten Laboratories.

11.1*           Statement re: calculation of per-share earnings.

27.1            Financial Data Schedule.

*Previously filed as an exhibit to this Form 10-SB.

         (b)   Reports on Form 8-K

         Form 8-K report dated June 7, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENDLESS YOUTH PRODUCTS, INC.


Date:   October 13, 2000                 By: /s/ Edward Shah
                                            ------------------------------------
                                            Edward Shah, Chief Executive Officer
                                            and Sole Director

                          INDEPENDENT AUDITORS' REPORT

September 25, 2000


Board of Directors and Shareholders
Endless Youth Products, Inc.
Samford, New York

We have audited the accompanying balance sheets of Endless Youth Products, Inc. as of June 30, 2000 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endless Youth Products, Inc. as of June 30, 2000 and 1999, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had net income of $112,000 for the year ended June 30, 2000, however, as of June 30, 2000 the Company had a working capital deficiency of $117,000 and a shareholders deficit of $117,000.

/s/ Beckman, Kirkland & Whitney

Beckman, Kirkland & Whitney
Agoura Hills, California

                                    ENDLESS YOUTH PRODUCTS, INC.
                                          BALANCE SHEETS


                                                                        June 30,                              June 30,
                          ASSETS                                          2000                                  1999
                                                                          ----                                  ----
CURRENT ASSETS
     Cash                                                           $           165                       $       355,434
                                                                    ---------------                       ---------------
          TOTAL CURRENT ASSETS                                                  165                               355,434

     Property and Equipment
     net of accumulated depreciation (Notes 1 & 3)                                0                                 8,510
                                                                    ---------------                       ---------------
          TOTAL ASSETS                                              $           165                       $       363,944
                                                                    ===============                       ===============

              LIABILITIES AND SHAREHOLDERS'
                          (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                               $       117,388                       $       236,528
     Deferred Revenue (Note 5)                                                    0                               283,333
     Advances from shareholders  (Note 7)                                         0                                75,388
                                                                    ---------------                       ---------------
         TOTAL LIABILITIES                                                  117,388                               595,249

SHAREHOLDERS' DEFICIT
     Common stock, $.001 par value.
       Authorized 10,000,000 shares; issued
       and outstanding 3,306,878 at
       June 30, 2000 and 3,295,708 at
       June 30, 1999, respectively (Note 8)                                   3,306                                 3,295
    Preferred stock, $.001 par value.
       Authorized 1,000,000; 0 shares issued
       and outstanding at June 30, 2000 and
       June 30, 1999                                                              -                                     -
    Additional paid-in capital                                            1,543,358                             1,541,280
    Accumulated deficit                                                  (1,663,887)                           (1,775,880)
                                                                    ---------------                       ---------------
    Total shareholders' Deficit                                            (117,223)                             (231,305)
                                                                    ---------------                       ---------------
        TOTAL LIABILITIES AND
        SHAREHOLDER'S DEFICIT                                       $           165                       $       363,944
                                                                    ===============                       ===============

                 See accompanying notes to financial statements

                                          ENDLESS YOUTH PRODUCTS, INC.
                                           STATEMENTS OF CASH FLOWS


                                                                                  For the years ended June 30,
CASH FLOWS FROM  OPERATING ACTIVITIES:                                        2000                             1999
                                                                              ----                             ----
NET INCOME (LOSS)                                                        $      111,993                  $     (655,241)
Adjustments to reconcile net income to net cash
   provided by operating activites:
   Depreciation & Amortization                                                    3,200                           4,939
   Loss on disposal of equipment                                                  5,310
   Increase (Decrease) in prepaid advertising                                         0                         121,758
   Increase (Decrease) in deferred revenue                                     (283,333)                        283,333
   Increase (Decrease) in accounts payable                                     (119,140)                         32,221
                                                                         --------------                  --------------
    NET CASH USED IN OPERATING ACTIVITIES                                      (281,970)                       (212,990)
                                                                         --------------                  --------------
CASH FLOW FROM FINANCING ACTIVITES
   Proceeds from issuance of common stock                                         2,089                         589,678
   Advances from (Repayments to) shareholders                                   (75,388)                        (21,725)
                                                                         --------------                  --------------
NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                                        (73,299)                        567,953
                                                                         --------------                  --------------
NET CHANGE IN CASH                                                             (355,269)                        354,963

CASH AT BEGINNING OF YEAR                                                       355,434                             471
                                                                         --------------                  --------------
CASH AT END OF YEAR                                                      $          165                  $      355,434
                                                                         ==============                  ==============

Interest expense paid during the period was:                                          0                               0
Income taxes paid during the period was:                                              0                               0


                 See accompanying notes to financial statements

                                          ENDLESS YOUTH PRODUCTS, INC.
                                            STATEMENTS OF OPERATIONS

                                                                                       For the years ended
                                                                                            June 30,
                                                                             2000                                   1999
                                                                      -----------------                    -------------------
Gross Receipts                                                                  680,466                              6,578,259
    Less: Returns and allowances                                                      0                              1,544,701
                                                                      -----------------                    -------------------
Net Sales                                                                       680,466                              5,033,558

Cost of Sales                                                                         0                              4,527,856
                                                                      -----------------                    -------------------
        Gross Profit                                                            680,466                                505,702

Selling, General and Administrative
    Expenses                                                                    702,470                              1,160,943
                                                                      -----------------                    -------------------
    Income (Loss) from Operations                                               (22,004)                              (655,241)

Other Income and (Expenses)
   Interest Income                                                                9,306                                      0
   Other Income (Note 6)                                                        130,000                                      0
   Interest Expense                                                              (5,309)
                                                                      -----------------                    -------------------
   Income (Loss) before income taxes                                            111,993                               (655,241)

   Provision for income taxes - (Note 4)                                              0                                      0
                                                                      -----------------                    -------------------
        Net income (Loss)                                             $         111,993                    $          (655,241)
                                                                      =================                    ===================
Loss per share amounts:
      Basic:
          Net income (loss)                                           $            0.03                    $            (0.28)
      Diluted:
          Net income (loss)                                                         n/a                                    n\a
      Weighted average common  and
        common equivalent shares:
       Basic                                                                  3,302,224                              2,328,944
                                                                      =================                    ===================
       Diluted                                                                      n/a                                    n\a

                 See accompanying notes to financial statements

                                              ENDLESS YOUTH PRODUCTS, INC.
                                           STATEMENTS OF SHAREHOLERS' DEFICIT

                                                                         Additional               Accumu-                Net
                                              Common Stock                  paid in                lated            Shareholders'
                                        Shares            Amount            Capital               Deficit              Deficit
                                        ------            ------            -------               -------              -------
Balance at June 30, 1998                2,016,178          $2,017            $ 952,881          $ (1,120,639)          $(165,741)

Stock issued for services               1,045,763           1,045              421,207                                   422,252

Stock issued for cash                     233,767             233              167,192                                   167,425

Net Income for Period                                                                               (655,241)           (655,241)
                                        ---------          ------            ---------          ------------           ---------
Balance at June 30, 1999                3,295,708          $3,295          $ 1,541,280          $ (1,775,880)          $(231,305)

Stock issued for services                  11,170              11                2,078                                     2,089

Net Income for Period                                                                                111,993             111,993
                                        ---------          ------            ---------          ------------           ---------
Balance at June 30, 2000                3,306,878          $3,306          $ 1,543,358          $ (1,663,887)          $(117,223)
                                        =========          ======          ===========          ============           =========

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company
-----------
Endless Youth Products, Inc., (the Company) was incorporated July of 1996 in the State of Nevada. The Company is engaged in the business of developing, marketing and distributing proprietary vitamins, nutritional, skin care, personal care, and other anti-aging products under the "Endless Youth" trade name. The Company has not had any revenues from these operations since June 2000. The Company's management is currently evaluating possible future operating activities including selling computer software systems and advisory services with special consideration to Internet technology.

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since its inception in 1996 the Company has incurred substantial development stage and operating losses. The Company's management has reduced operating expenses and is currently evaluating future operating activities to improve cash flow. The Company had net income of $112,000 for the year ended June 30, 2000, however, as of June 30, 2000 the Company had a working capital deficiency of $117,000 and a shareholder's deficit of $117,000. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash Equivalents
----------------
The Company considers all highly liquid certificates of deposit with an original maturity of three months or less to be cash equivalents.

Depreciation and Amortization
-----------------------------
Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

                  Furniture and Fixtures                                 7 years
                  Computer Equipment                                     5 years

Prepaid Advertising Cost
------------------------
Production costs related to the Company's direct response advertising programs are capitalized and amortized based on the ratio that current period revenues bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
-------------------
Revenue from product sales is recognized upon shipment. Test market sales experience as well as research conducted by outside consultants provides the Company with a reasonable basis for estimating future returns.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------
Provisions (benefits) for federal and state income taxes are calculated on reported financial statement income (loss) based on current tax law and also include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions (benefits) differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes.

Earnings (Loss) Per Share
-------------------------
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires the company to report basic and diluted earnings (loss) per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of the additional common shares that would have been outstanding if dilutive stock options had been exercised.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarized the calculation of basic and diluted earnings per share for the years ended June 30,
                                                         2000          1999
                                                         ----          ----
Numerator:
   Basic and diluted earnings per share -
   net income (loss)                                    $ 111,993    $ (655,241)

Denominator:
   Basic earnings per share - weighted average number
   of common shares outstanding during the period       3,302,224     2,328,944

Incremental common shares attributable to
   assumed exercise of options and warrants                   N/A           N/A

Denominator for diluted earnings per share                    N/A           N/A

Basic earnings per share                                   $ 0.03       $ (0.28)

Diluted earnings per share                                    N/A           N/A


Stock Based Compensation
------------------------
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options and warrants is measured at the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the time the shares are granted. Options and warrants issued for outside services are accounted for under SFAS 123 using the Black-Scholes option-pricing model.

NOTE 2 - PREPAID ADVERTISING COST

Prepaid advertising cost consists of infomercial production costs, which are capitalized and amortized based on current and estimated future revenues. At June 30, 1999 the remainder of these direct response advertising costs have been fully amortized. Amortization expense was $121,758 for the year ended June 30, 1999.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                          June 30,       June 30,
                                           2000           1999
                                           ----           ----
Furniture and Fixtures                 $        -     $     2,986
Computer Equipment                              -          15,072
   less: Accumulated Depreciation               -          (9,548)
                                       -----------    ------------
                                       $        -     $     8,510
                                       ===========    ============

Depreciation expense charged to operations was $3,200 and $4,939 for years ended June 30, 2000 and 1999.

NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the year ended June 30, 2000 and 1999. As of June 30, 2000, the Company has net operating loss carryforwards of $1,363,514. These losses will expire between 2012 and 2014 if not utilized.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of June 30, 2000 the Company has recorded a deferred tax asset of $463,595 with a valuation allowance of $463,595.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                       June 30, 2000             June 30, 1999
                                       -------------             -------------
Federal Statuatory rate                        34  %                     34  %
Valuation allowance adjustment                (34) %                    (34) %
                                       -------------             -------------
Effective rate                                  0  %                      0  %
                                       =============             =============

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 5 - DEFERRED REVENUE

In June 1999 the Company entered into an agreement in which the Company received a license fee in exchange for certain rights and privileges relating to the Endless Youth product line. In September 1999 the agreement was amended, the company recognized revenue from this agreement over a thirteen month period commencing in June of 1999.

NOTE 6 - OTHER INCOME

The Company received $130,000 in July of 1999 as settlement for damages incurred from the faulty manufacturing of the Company's product.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had a license agreement with one of its shareholders that was also a director and an officer until June of 2000. Under the terms of the agreement, the Company retained the sole right to market goods and services under the Endless Youth trade name throughout the world. The licensor extended such worldwide rights to the company following the initial domestic-only grant of these rights. This license agreement was cancelled in May of 2000

The Company had advances from various shareholders of $0 and $75,388 as of June 30, 2000, and June 30, 1999, respectively. In July of 1998, $62,113 of advances was converted to 110,266 shares of stock, based on the market value of stock at the time of conversion.

NOTE 8 - SHAREHOLDERS' EQUITY

During the years ended June 30, 2000 and June 30, 1999 the Company issued 11,170 and 1,045,763 shares of common stock, respectively, in exchange for services rendered. The cost of the services has been charged to operations, and, additional paid in capital has been increased by $2,078 and $421,207 for the years ended June 30, 2000 and June 30, 1999, respectively, representing the excess fair market value of the services over the par value of the common stock.

The company had two stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees and non-employees.

During the year ended June 30, 1999, 200,000 incentive stock options were granted which vest at 40,000 per year. As of June 30, 1999, 240,000 incentive stock options were outstanding with an exercise price between $.625 and $1.50. These options were cancelled in May of 2000.

During the year ended June 30, 1999 the Company granted 90,000 non-qualified options with immediate vesting. There were no non-qualified options granted for the year ended June 30, 2000.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 8 SHAREHOLDERS' EQUITY (continued)

The Company issued warrants to purchase 0 and 250,501 shares of common stock to outside consultants during the years ended June 30, 2000 and June 30, 1999, respectively. The exercise price of the warrants range from $.625 to $2.50 per share and expire between April 2000 and March 2003.

Changes in the status of options are summarized as follows for the fiscal years ended June 30:

                                             2000                 1999
                                             ----                 ----
Outstanding at beginnings of year               480,000              350,000
Granted                                               -              290,000
Exercised                                             -             (160,000)
Expired                                               -                    -
Cancelled                                      (410,000)                   -
                                       -----------------   ------------------
Outstanding at end of year                       70,000              480,000
                                       =================   ==================
                                       =================   ==================
Exercisable at end of year                       70,000              120,000
                                       =================   ==================
Price range of options:
   Outstanding at end of year             $.625 - $2.50        $.625 - $4.50


Changes in the status of warrants are summarized as follows for the fiscal years ended June 30:

                                                  2000               1999
                                                  ----               ----
          Outstanding at beginnings of year        383,867            205,200
          Granted                                        -            250,501
          Exercised                                      -            (69,834)
          Expired                                 (123,867)            (2,000)
          Cancelled                               (193,000)
                                             --------------      -------------
          Outstanding at end of year                67,000            383,867
                                             ==============      =============

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

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999


NOTE 8 SHAREHOLDERS' EQUITY (continued)

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at June 30:

                                             2000                   1999
                                             ----                   ----
            Net earnings
                    As reported          $ 111,993              $(655,241)
                    Pro forma            $ 111,993              $(685,787)
            Net earnings per share
                    As reported             $ 0.03                $ (0.28)
                    Pro forma               $ 0.03                $ (0.29)


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options and warrants granted during years ended June 30, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 58%, risk-free interest rates of 5%, and expected lives ranging from 1 to 10 years.

NOTE 9 - YEAR 2000 COMPLIANCE

The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The Company has not experienced any problems relating to year 2000 compliance.