Form 10KSB/A
period 2000-06-30
ENDLESS YOUTH PRODUCTS INC
filed 2000-10-30
CIK 1023727

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[ ]

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant.

         Set forth below are the names and other relevant information regarding the Company's sole director and executive officer as of October 12, 2000:

                                                                Commencement
                                                                  of Term of
Name              Age          Position                            Office
----              ---          --------                            ------
Edward Shah        32     President, Treasurer                   June 1, 2000
                          Secretary and Director

         Edward Shah assumed the role of President, Treasurer, Secretary and sole director following the resignation of Neal Wallach, the Company's founder, on June 1, 2000. Mr. Shan, a citizen of the United Kingdom, has, since 1985, been principally engaged as an accountant throughout Europe and the Middle East with Shah and Associates. Mr. Shah attended Bilborough College, Trinity, and London School of Economics. Mr. Shah will serve until his successor is elected at the next annual meeting of shareholders.

         Under the Company's bylaws, all directors serve for a term of one year and until their successors are duly elected. All officers serve at the discretion of the Board of Directors. None of the Company's directors is a director of any other company with class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended.

         Mr. Shah and the Sababerg Foundation will each file a Form 3, initial statement of beneficial ownership under Section 16(a), late.


Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation paid or distributed during the fiscal years ended June 30, 1998, 1999 and 2000 for services rendered by the Chief Executive Officer of the Company:

                                               ANNUAL COMPENSATION
                                                                                          ALL OTHER
         NAME AND PRINCIPAL                                          AWARDS OF COMMON     UNDERLYING
         POSITION                  YEAR      SALARY (2)    BONUSES    STOCK OPTIONS     COMPENSATION(2)
         --------                  ----      ----------    -------    -------------     ---------------
Neal K. Wallach,
Chairman and Chief
Executive Officer (1)              1998      $  96,000       -0-       200,000(3)          $11,500
                                   1999      $ 120,000       -0-       200,000(3)          $17,500
                                   2000      $ 125,000       -0-         -0-               $18,139

Edward Shah,
Chairman and Chief
Executive Officer (4)              2000      $   -0-         -0-         -0-               $  -0-
--------

(1)      Resigned June 1, 2000.
(2)      Includes stock received in lieu of salary.
(3) Represents car allowance and medical insurance premiums paid by the Company.
(4)      Assumed office June 1, 2000.

         No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by or paid to the named executive officer during any of the Company's last three fiscal years.

EMPLOYMENT CONTRACT

         In July 1996 the Company entered into an employment agreement with Neal
K. Wallach which was terminated on June 1, 2000.

1996 STOCK OPTION PLAN

         In July 1996 the Company adopted the 1996 Stock Option Plan to provide for the grant of incentive and non-qualified stock options to selected employees, officers and directors. The Plan was amended as of June 2, 1999 to increase the number of shares available thereunder. The Plan currently allows for the issuance of options to purchase up to 1,250,000 shares of common stock. The vesting schedule of the Plan allows for the exercise of a portion of the options granted beginning after one year with full exercisability of all options granted not more then ten years after the date of grant. As of June 30, 2000, options to purchase 240,000 shares of common stock had been exercised, and options to purchase 470,000 shares of common stock were outstanding at an average exercise price of $1.11 per share. As of June 30, 2000, 940,000 shares of common stock were available for future grants under the Plan.

OPTION GRANTS AND EXERCISES

        During the year ended June 30, 2000, there were no options granted or exercised under the 1996 Stock Option Plan.

DIRECTOR COMPENSATION

         Directors are not paid any cash compensation for serving on the board. Directors who are not officers or employees of the Company are eligible to receive grants of non-qualified options under the Company's 1996 Stock Option Plan. No such grants were made during the fiscal year ended June 30, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following information with respect to the outstanding shares of the Company's common stock beneficially owned by (i) each director of the Company,
(ii) the chief executive officer, (iii) all beneficial owners of more than five percent of common stock known to the Company and (iv) the directors and executive officers as a group, is furnished as of October 12, 2000, except as otherwise indicated.

NAME AND ADDRESS OF               AMOUNT AND NATURE OF
BENEFICIAL OWNER                BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS (1)

The Sababerg Foundation                 1,041,270                  32%
c/o Joel Schonfeld
Schonfeld & Weinstein LLP
63 Wall Street, Suite 180
New York, NY  10005

Edward Shah                                -0-                     --
Endless Youth Products, Inc.
Stamford Financial Building
Stamford, NY  12167

All Officers and Directors as a
Group(one person)                           -0-                     --
------------

(1) Unless otherwise indicated below, each director, executive officer and five percent shareholder has sole voting and investment power with respect to all shares beneficially owned.

Item 12. Certain Relationships and Related Transactions.

         On June 30, 1996, Neal K. Wallach entered into a license agreement with the Company pursuant to which he licensed to the Company the rights to the trademarks "Endless Youth," "Power Certified," "Anti-Aging Formulations" and "Life is SupHerb." The license was terminated in June 2000. Mr. Wallach receives a royalty equal to three percent of the Company's gross sales, with a guaranteed annual minimum of $50,000. Mr. Wallach is also entitled to receive 40 percent of the gross revenues of any sublicense by the Company. During the fiscal year ended June 30, 2000 Mr. Wallach received $365,772 on account of the license of which $29,000 was a license fee earned in April 1999 which was unpaid at June 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

EXHIBIT NO.                DESCRIPTION

3.1*     Articles of Incorporation, as amended.

3.2*     Bylaws.

10.1* License Agreement dated as of June 30, 1996 between the Company and Neal Wallach.

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

10.13* Letter, dated January 27, 1999, from Company to Brian Kelly, regarding financing for Le Solution Derma System.

10.14*   Agreement, dated October 1, 1997, between the Company and Leonard
         Sands.

10.15* Amendment, dated September 24, 1999, to Agreement between the Company and Vendor Services, Inc.

10.16* General Mutual Release and Settlement Agreement, dated July 7, 1999, between the Company and Sun Ten Laboratories.

11.1**   Statement re: calculation of per-share earnings.

27.1**   Financial Data Schedule.

*Previously filed as an exhibit to the Company's Form 10-SB, as amended. **Filed as an exhibit to the Company's From 10-KSB Report for the year ended June 30, 2000.

         (b)   Reports on Form 8-K

         Form 8-K report dated June 7, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amended 10-KSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENDLESS YOUTH PRODUCTS, INC.


Date:   October 30, 2000              By:  /s/ Edward Shah
                                           ---------------------
                                           Edward Shah,  Chief Executive Officer
                                           and Sole Director