Form 10QSB
period 2000-09-30
ENDLESS YOUTH PRODUCTS INC
filed 2000-11-14
CIK 1023727

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended
September 30, 2000                                Commission File No. 000-26611

                          ENDLESS YOUTH PRODUCTS, INC.
             (Exact name of Registrant as specified in its Charter)

            Nevada                                     93-215736

(State or jurisdiction of                            (IRS Employer
incorporation or organization)                     Identification No.)

Stamford Financial Building, Stamford, NY                  12167
--------------------------------------------               -----
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:     (607) 652-3311
---------------------------------------------------

Former name, former address and former fiscal year,
if changed since last report:                                None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of November 11, 2000, there were 3,304,028 shares of Common Stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                          ENDLESS YOUTH PRODUCTS, INC.
                                 BALANCE SHEETS

                                                                      September 30,                            June 30,
                          ASSETS                                          2000                                   2000
                                                                      -------------                         -------------
CURRENT ASSETS
     Cash                                                             $         165                         $         165
                                                                      -------------                         -------------
          TOTAL CURRENT ASSETS                                                  165                                   165

     Property and Equipment
     net of accumulated depreciation (Notes 1 & 2)                                -                                     -
                                                                      -------------                         -------------

NONCURRENT ASSETS
    Net assets of discontinued operations (Note 3)                                -                                     -
                                                                      -------------                         -------------

          TOTAL ASSETS                                                $         165                         $         165
                                                                      =============                         =============

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                 $     108,125                         $     117,388
                                                                      -------------                         -------------

         TOTAL LIABILITIES                                                  108,125                               117,388

SHAREHOLDERS' DEFICIT
     Preferred stock, $.001 par value, authorized
       1,000,000 shares; no shares issued and
       outstanding at September 30, 2000 and June 30, 2000
     Common stock, $.001 par value,
       authorized 10,000,000 shares; issued
       and outstanding 3,306,878 at September 30, 2000
       and June 30, 2000, respectively  (Note 5)                              3,306                                 3,306
    Additional paid-in capital                                            1,543,358                             1,543,358
    Accumulated deficit                                                  (1,654,624)                           (1,663,887)
                                                                      -------------                         -------------
    Total shareholders' Deficit                                            (107,960)                             (117,223)
                                                                      -------------                         -------------
        TOTAL LIABILITIES AND
        SHAREHOLDER'S DEFICIT                                         $         165                         $         165
                                                                      =============                         =============

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            For the three months ended September 30,
                                                                              2000                            1999
                                                                          -------------                   -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                         $       9,263                   $      10,966

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation & Amortization                                                        -                           1,100
   Increase (Decrease) in deferred revenue                                            -                         (70,833)
   Increase (Decrease) in accounts payable                                       (9,263)                        (51,750)
                                                                          -------------                   -------------

    NET CASH USED IN OPERATING ACTIVITIES                                             -                        (110,517)
                                                                          -------------                   -------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                             -                               -
   Advances from (Repayments to) shareholders                                         -                          23,611
                                                                          -------------                   -------------
NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                                                -                          23,611
                                                                          -------------                   -------------

NET CHANGE IN CASH                                                                    -                         (86,906)

CASH AT BEGINNING OF YEAR                                                           165                         355,434
                                                                          -------------                   -------------

CASH AT END OF YEAR                                                       $         165                   $     268,528
                                                                          -------------                   -------------
Interest expense paid during the period was:                                         15                               -
Income taxes paid during the period was:                                              -                               -

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                                                             For the three months ended
                                                                                     September 30,
                                                                          2000                               1999
                                                                     ---------------                    ---------------

Gross Receipts                                                       $        36,720                    $             -
    Less: Returns and allowances                                                   -                                  -
                                                                     ---------------                    ---------------
Net Sales                                                                     36,720                                  -

Cost of Sales                                                                      -                                  -
                                                                     ---------------                    ---------------
        Gross Profit                                                          36,720                                  -

Selling, General and Administrative
    Expenses                                                                  27,442                                  -
                                                                     ---------------                    ---------------
    Income (Loss) from Operations                                              9,278                                  -

Other Income and (Expenses)
   Interest Income                                                                 -                                  -
   Interest Expense                                                               15                                  -
                                                                     ---------------                    ---------------

   Income (Loss) before income taxes                                 $         9,263                                  -

   Provision for income taxes - (Note 4)                                           -                                  -
                                                                     ---------------                    ---------------

        Net income (Loss) from continuing operations                         $ 9,263                                  -

Discontinued operations:
    Income (loss) from operations of vitamins and personal care
    products line disposed of (net of income taxes) - (Note 3)                                                   10,966

Net income                                                           $         9,263                    $        10,966
                                                                     ===============                    ===============
Income per share amounts:
      Basic:
          Net income (loss) from continuing operations               $          0.00
          Net income (loss) from discontinuted operations                                               $          0.00
      Diluted:
          Net income (loss) from continuing operations               $          0.00
          Net income (loss) from discontinuted operations                                               $          0.00
      Weighted average common and
        common equivalent shares:
       Basic                                                               3,306,878                          3,295,708
                                                                     ===============                    ===============
       Diluted                                                             3,306,878                          3,504,692
                                                                     ===============                    ===============

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                      STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                   Additional          Accumu-               Net
                                       Common Stock                  paid in            lated           Shareholders'
                                  Shares           Amount            Capital           Deficit             Deficit
                                  ------           ------            -------           -------             -------
Balance at June 30, 2000         3,306,878          $3,306         $ 1,543,358      $ (1,663,887)          $(117,223)

Net Income for Period                                                                      9,263               9,263
                                 ---------           -----           ---------        ----------            --------
Balance at Sept. 30, 2000        3,306,878           3,306           1,543,358        (1,654,624)           (107,960)
                                 =========           =====           =========        ==========            ========

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Endless Youth Products, Inc., (the Company) was incorporated July of 1996 in the State of Nevada. The Company is engaged in selling computer software systems and advisory services with special consideration to Internet technology.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since its inception in 1996 the Company has incurred substantial development stage and operating losses. The Company's management has reduced operating expenses and is currently evaluating future operating activities to improve cash flow. The Company had net income of $9,000 for the three months ended September 30, 2000, however, as of September 30, 2000 the Company had a working capital deficiency of $108,000 and a shareholder's deficit of $108,000. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

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

The following table summarized the calculation of basic and diluted earnings per share for the three months ended September 30,

                                                                2000                1999
                                                                ----                ----
Numerator:
   Basic and diluted earnings per share -
     net income (loss) from continuing operations             $    9,293          $        -
     net income (loss) from discontinued operations                    -              10,966

Denominator:
   Basic earnings per share - weighted average number
     of common shares outstanding during the period            3,306,878           3,295,708
   Incremental common shares attributable to
     assumed exercise of options and warrants                          -             208,984
   Denominator for diluted earnings per share                  3,306,878           3,504,692

Basic earnings per share:
   Net income from continuing operations                      $     0.00
   Net income from discontinued operations                                        $     0.00
Diluted earnings per share:
   Net income from continuing operations                      $     0.00
   Net income from discontinued operations                                        $     0.00

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                         September 30,           June 30,
                                             2000                  2000
                                             ----                  ----
Furniture and Fixtures                    $        -            $        -
Computer Equipment                                 -                     -
   less: Accumulated Depreciation                  -                     -
                                          ----------            ----------
                                          $        -            $        -
                                          ==========            ==========


Depreciation expense charged to operations was $0 and $1,100 for three months ended September 30, 2000 and 1999.

NOTE 3 - DISCONTINUED OPERATIONS

In July 2000 the Company disposed of its vitamins and personal care products line. There was no gain or loss recognized from the disposal. Operating results of the vitamins and personal care products line for the three months ended September 30, 2000 and 1999 are shown separately in the accompanying income statement. Net sales of the vitamins and personal care products line for the three months ended September 30, 2000 and 1999 were $0 and $71,275 respectively. These amounts are not included in net sales in the accompanying income statement.

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the three months ended September 30, 2000 and 1999. As of June 30, 2000, the Company has net operating loss carryforwards of $1,363,514. These losses will expire between 2012 and 2014 if not utilized.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of September 30, 2000 the Company has recorded a deferred tax asset of $460,445 with a valuation allowance of $460,445.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                     Sept. 30, 2000            Sept. 30, 1999
Federal Statuatory rate                        34  %                     34  %
Valuation allowance adjustment                (34) %                    (34) %
                                    ----------------         -----------------
Effective rate                                  0  %                      0  %
                                    ================         =================


NOTE 5 - SHAREHOLDERS' EQUITY

During the three months ended September 30, 2000 and year ended June 30, 2000 the Company issued 0 and 11,170 shares of common stock, respectively, in exchange for services rendered. The cost of the services has been charged to operations, and, additional paid in capital has been increased by $0 and $2,078 for the three months ended September 30, 2000 and year ended June 30, 2000, respectively, representing the excess fair market value of the services over the par value of the common stock.

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

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

NOTE 5 - SHAREHOLDERS' EQUITY (continued)

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at September 30:

                                    2000                  1999
Net earnings
        As reported                $ 9,263               $ 10,966
        Pro forma                  $ 9,263                $ 3,330
Net earnings per share
        As reported                 $ 0.00                 $ 0.00
        Pro forma                   $ 0.00                 $ 0.00


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options and warrants granted during years ended September 30, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 58%, risk-free interest rates of 5%, and expected lives ranging from 1 to 10 years.

Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-QSB.

General

Endless Youth Products, Inc., (the "Company") engages in the business of selling computer software systems and advisory services with special emphasis on Internet technology. The following discussion is based on the financial statements for the three months ending September 30, 2000 and 1999. The financial statements have been prepared in conformity with generally accepted accounting principles.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2000 decreased by $34,555 or 48.4% compared to the three months ended September 30, 1999. Net sales for the three months ended September 30, 2000 primarily consist of software sales. Net sales for the three months ended September 30, 1999 consisted of licensing fees. The decrease in sales is the result of a change in the company's primary business from nutritional and personal care products to computer software and advisory services. The Company has abandoned its nutritional business and is developing a plan to engage in information technology consulting and procurement. the Company does not anticipate any further revenues from the nutritional business and revenues from it's proposed new business may not develop for a significant period of time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $162,867 during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This decrease was primarily due to decreased sales activity, expenses related to product development and marketing. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Liquidity and Capital Resources

Although the Company has negative working capital and equity, management believes it will be able to obtain sufficient financing to fund the Company's operations and capital requirements for the 2001 fiscal year. Management plans to keep monthly expenses at a minimal until cash flows from operations improve.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as the Company's future operating results and liquidity. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 5.  Other Events

         On November 2, 2000, Edward Shah, then sole director of the Company, appointed David B. Caney and Jacqueline Antin as President and Chief Financial Officers, respectively of the Company. Mr. Shah also appointed Mr. Caney and Mrs. Antin to be directors, to serve until the Company's next annual meeting of Shareholders at which their successors, if any, are elected and duly qualified.

         Mr. Caney's experience includes a long history of management of international trade and shipping companies including Humatech Ltd. for which he has served as a major director since 1998. Humatech Ltd. is the European distributor for Humatech, Inc. a U.S. based distributor of organic based feed and agricultural products. From 1992 to 1997, he served as a managing director of Crusader Navigation Ltd. (Tunbridge Wells), a British, American and Italian owned operator and manager of commercial ships ranging from 35,000 to 150,000 tons operating in the United Kingdom, the United States, Western Europe, Australia, Asia, the Middle East and South Africa. In such capacity, he was responsible for a small team whose duties included business evaluation, estimating and budgeting, contract negotiation, customer relations, marketing, development strategy, chartering, administration and day-to-day management. The company carried an average of about 4 million tons of cargo per annum (the lowest being 1997 at 1.3 million and highest being just over 8 million in 1993/4) mostly under long-term contract, on vessels under long-term charter. At the peak in 1993/4/5 the company had between 16 and 20 ships in their fleet. Mr. Caney left the partnership in 1997. Prior to joining Crusader Navigation Ltd. in 1992, Mr. Caney co-founded and organized NS Lemos & Co. (London) in 1983, a ship owner at which he was responsible for the company's entry into the market, the purchase and sale of ships and all aspects of ship chartering and fleet marketing, cost estimation and future business development. Concurrent from 1989 to 1992 he also served as director of The Baltic Exchange (London), an international shipping exchange and futures market where he served as a member of the finance committee.

         Mrs. Antin served as a bank officer for NatWest PLC from 1977 to 2000, her most recent title being Senior Manager. At NatWest PLC Mrs. Antin operated in various capacities including lending, securities settlement, investment, mortgages and account management. She offers the Company extensive financial and banking experience secured during a career of more than 30 years.

Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 13, 2000                  ENDLESS YOUTH PRODUCTS, INC.



                                            By:  /s/ Jacqueline Antin
                                                ----------------------------
                                                Jacqueline Antin, CFO