Form 10KSB/A
period 2000-06-30
ENDLESS YOUTH PRODUCTS INC
filed 2001-01-11
CIK 1023727

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.

                       Commission File Number: 000-26611

                          ENDLESS YOUTH PRODUCTS, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

       State of Nevada                                        93-215736
      ------------------                                   ---------------
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

                          INDEPENDENT AUDITORS' REPORT

September 25, 2000


Board of Directors and Shareholders
Endless Youth Products, Inc.
Samford, New York

We have audited the accompanying balance sheets of Endless Youth Products, Inc. as of June 30, 2000 and 1999, and the related statements of operations, shareholders' deficit, and c ash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had net income of $112,000 for the year ended June 30, 2000, however, as of June 30, 2000 the Company had a working capital deficiency of $117,000 and a shareholders deficit of $117,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckman, Kirkland & Whitney

Beckman, Kirkland & Whitney
Agoura Hills, California

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENDLESS YOUTH PRODUCTS, INC.


Date:   January 10, 2001                  By:   /s/ Jacqueline Antin
                                              ------------------------
                                              Jacqueline Antin
                                              Chief Financial Officer