Form 10QSB
period 2000-12-31
ENDLESS YOUTH PRODUCTS INC
filed 2001-02-13
CIK 1023727

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

For the Quarterly Period Ended
December 31, 2000                                  Commission File No. 000-26611

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

                                 Yes [X] No [ ]


As of February 2, 2001, there were 3,306,878 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                          ENDLESS YOUTH PRODUCTS, INC.
                                 BALANCE SHEETS


                                                                         December 31,                          June 30,
                           ASSETS                                           2000                                 2000
                                                                        -------------                        -------------
CURRENT ASSETS
     Cash                                                               $         165                        $         165
     Prepaid Expenses                                                          10,000                                    -
                                                                        -------------                        -------------
          TOTAL CURRENT ASSETS                                                 10,165                                  165

NONCURRENT ASSETS
    Net assets of discontinued operations (Note 2)                                  -                                    -
                                                                        -------------                        -------------
          TOTAL ASSETS                                                  $      10,165                        $         165
                                                                        =============                        =============

                LIABILITIES AND SHAREHOLDERS'
                           (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                   $     434,338                        $     117,388
                                                                        -------------                        -------------
         TOTAL LIABILITIES                                                    434,338                              117,388

SHAREHOLDERS' DEFICIT
     Preferred stock, $.001 par value, authorized
       1,000,000 shares; no shares issued and
       outstanding at December 31, 2000 and June 30, 2000
     Common stock, $.001 par value,
       authorized 10,000,000 shares; issued
       and outstanding 3,306,878 at December 31, 2000
       and June 30, 2000, respectively (Note 4)                                 3,306                                3,306
    Additional paid-in capital                                              1,543,358                            1,543,358
    Accumulated deficit                                                    (1,970,837)                          (1,663,887)
                                                                        -------------                        -------------
    Total shareholders' Deficit                                              (424,173)                            (117,223)
                                                                        -------------                        -------------
        TOTAL LIABILITIES AND
        SHAREHOLDER'S DEFICIT                                           $      10,165                        $         165
                                                                        =============                        =============

                 See accompanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                               For the six months ended December 31,
CASH FLOWS FROM  OPERATING ACTIVITIES:                                         2000                             1999
                                                                           -------------                    -------------
NET INCOME (LOSS)                                                          $    (306,950)                   $     100,023
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation & Amortization                                                         -                            2,200
   (Increase) Decrease in prepaid expenses                                       (10,000)                               -
   Increase (Decrease) in deferred revenue                                             -                         (141,666)
   Increase (Decrease) in accounts payable                                       316,950                          (86,208)
                                                                           -------------                    -------------
    NET CASH USED IN OPERATING ACTIVITIES                                              -                         (125,651)
                                                                           -------------                    -------------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              -                            2,089
   Advances from (Repayments to) shareholders                                          -                          257,217
                                                                           -------------                    -------------
NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                                               -                          259,306
                                                                           -------------                    -------------
NET CHANGE IN CASH                                                                     -                          133,655

CASH AT BEGINNING OF PERIOD                                                          165                          355,434
                                                                           -------------                    -------------
CASH AT END OF PERIOD                                                      $         165                    $     489,089
                                                                           =============                    =============

Interest expense paid during the period was:                                       1,844                                -
Income taxes paid during the period was:                                               -                                -

                See accoumpanying notes to financial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS


                                                         For the three months ended     For the six months ended
                                                               December 31,                    December 31,
                                                           2000           1999             2000            1999
                                                       -------------  --------------   -------------   -------------
Gross Receipts                                         $           -  $            -   $      36,720   $           -
    Less: Returns and allowances                                                                   -               -
                                                       -------------  --------------   -------------   -------------
Net Sales                                                          -               -          36,720               -

Cost of Sales                                                      -               -               -               -
                                                       -------------  --------------   -------------   -------------
        Gross Profit                                               -               -          36,720               -

Selling, General and Administrative
    Expenses                                                 314,384               -         341,826               -
                                                       -------------  --------------   -------------   -------------
    Income (Loss) from Operations                           (314,384)              -        (305,106)              -

Other Income and (Expenses)
   Interest Income                                                 -               -               -               -
   Interest Expense                                            1,829               -           1,844               -
                                                       -------------  --------------   -------------   -------------
   Income (Loss) before income taxes                        (316,213)              -        (306,950)              -

   Provision for income taxes - (Note 3)                           -               -               -               -
                                                       -------------  --------------   -------------   -------------
        Net income (Loss) from continuing operations        (316,213)              -        (306,950)              -

Discontinued operations:
    Income (loss) from operations of vitamins
      and personal care products line
      disposed of (net of income taxes) - (Note 2)                 -          89,058               -         100,023
                                                       -------------  --------------   -------------   -------------
Net income                                             $    (316,213) $       89,058   $    (306,950)  $     100,023
                                                       =============  ==============   =============   =============

Income per share amounts:
    Basic:
      Net income (loss) from continuing operations     $       (0.10)                  $       (0.09)
      Net income (loss) from discontinuted operations                 $         0.03                   $        0.03
    Diluted:
      Net income (loss) from continuing operations            n/a                              n/a
      Net income (loss) from discontinuted operations                 $         0.03                   $        0.03
    Weighted average common and common equivalent shares:
       Basic                                               3,306,878       3,303,155       3,306,878       3,299,431
                                                       =============  ==============   =============   =============
       Diluted                                              n/a            3,341,140         n/a           3,337,416
                                                       =============  ==============   =============   =============

                 See accompanying notes to finacial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                      STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                Additional            Accumu-              Net
                                                     Common Stock                 paid in              lated          Shareholders'
                                               Shares            Amount           Capital             Deficit            Deficit
                                              ---------          ------         -----------         ------------        ---------
Balance at June 30, 2000                      3,306,878          $3,306         $ 1,543,358         $ (1,663,887)       $(117,223)

Net Income for Period                                 -               -                   -                9,263            9,263
                                              ---------          ------         -----------         ------------        ---------
Balance at Sept. 30, 2000                     3,306,878           3,306           1,543,358           (1,654,624)        (107,960)
                                              ---------          ------         -----------         ------------        ---------
Net Income (Loss) for Period                          -               -                   -             (316,213)        (316,213)
                                              ---------          ------         -----------         ------------        ---------
Balance December 31, 2000                     3,306,878          $3,306         $ 1,543,358         $ (1,970,837)       $(424,173)
                                              =========          ======         ===========         ============        =========

                 See accompanying notes to finacial statements

                          ENDLESS YOUTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2000 AND JUNE 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Endless Youth Products, Inc., (the Company) was incorporated July of 1996 in the State of Nevada. The Company is engaged in selling computer software systems and advisory services with special consideration to Internet technology.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since its inception in 1996 the Company has incurred substantial development stage and operating losses. The Company's management has reduced operating expenses and is currently evaluating future operating activities to improve cash flow. The Company had a net loss of $306,950 for the six months ended December 31, 2000, and, as of December 31, 2000 the Company had a working capital deficiency of $424,173 and a shareholder's deficit of $424,173. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 2 - DISCONTINUED OPERATIONS

In July 2000 the Company disposed of its vitamins and personal care products line. There was no gain or loss recognized from the disposal. Operating results of the vitamins and personal care products line for the three months and six months ended December 31, 1999 are shown separately in the accompanying income statement. Net sales of the vitamins and personal care products line for the three months and six months ended December 31, 1999 were $467,524 and $538,799 respectively. These amounts are not included in net sales in the accompanying income statement.

NOTE 3 - INCOME TAXES

There is no current or deferred income tax expense for the six months ended December 31, 2000 and 1999. As of June 30, 2000, the Company has net operating loss carryforwards of $1,363,514. These losses will expire between 2012 and 2014 if not utilized.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of December 31, 2000 the Company has recorded a deferred tax asset of $567,958 with a valuation allowance of $567,958.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                           Dec. 31, 2000        Dec. 31, 1999
                                        -----------------    -----------------
Federal Statuatory rate                            34  %                34  %
Valuation allowance adjustment                    (34) %               (34) %
                                        -----------------    -----------------
Effective rate                                      0  %                 0  %
                                        =================    =================

NOTE 4 - SHAREHOLDERS' EQUITY

During the six months ended December 31, 2000 and year ended June 30, 2000 the Company issued 0 and 11,170 shares of common stock, respectively, in exchange for services rendered. The cost of the services has been charged to operations. Additional paid in capital has been increased by $0 and $2,078 for the six months ended December 31, 2000 and year ended June 30, 2000, respectively; representing the excess fair market value of the services over the par value of the common stock.

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

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at December 31:

                                       2000                    1999
                                       ----                    ----
Net earnings
        As reported                  $ (316,950)               $100,023
        Pro forma                    $ (316,950)               $ 83,533
Net earnings per share
        As reported                  $    (0.10)               $   0.03
        Pro forma                    $    (0.10)               $   0.03


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for those options and warrants granted during year ended December 31, 1999: dividend yield of 0%, expected volatility of 58%, risk-free interest rates of 5%, and expected lives ranging from 1 to 10 years.

NOTE 5 - SUBSEQUENT EVENTS BERMUDA REORGANIZATION

On February 2, 2001, the Company consummated the previously announced reorganization transaction that resulted in the Company becoming a wholly owned subsidiary of a newly-formed Bermuda holding company called "Glengarry Holdings Limited" and the Company has been renamed "Glengarry Holdings (US) Limited." Glengarry Holdings Limited will function as a holding company and the stockholders of the Company have become the stockholders of Glengarry Holdings Limited. The common shares of Glengarry Holdings Limited continue to trade on the Nasdaq OTCBB under the symbol "GLEN."

Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-QSB commencing on page 2.

General

Endless Youth Products, Inc., (the "Company") engages in the business of selling computer software systems and advisory services with special emphasis on Internet technology. The following discussion is based on the financial statements for the three and six months ending December 31, 2000 and 1999. The financial statements have been prepared in conformity with generally accepted accounting principles.

Results of Operations

Net Sales

Net sales for the six months ended December 31, 2000 decreased by $502,079 or 93.2% compared to the six months ended December 31, 1999. Net sales for the three months ended December 31, 2000 decreased by $467,524 or 100% compared to the three months ended December 31, 1999. Net sales for the three and six months ended December 31, 2000 primarily consist of software sales. Net sales for the three and six months ended December 31, 1999 consisted of licensing fees related to nutritional and personal care products. The decrease in sales is the result of a change in the company's primary business from nutritional and personal care products to computer software and advisory services

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $231,506 during the six months ended December 31, 2000 compared to the six months ended December 31, 1999. Selling, general and administrative expenses decreased by $68,638 during the three months ended December 31, 2000 compared to the three months ended December 31, 1999. This decrease was primarily due to a decrease in expenses related to product development and marketing. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Liquidity and Capital Resources

Although the Company has negative working capital and equity, management believes it will be able to obtain sufficient financing to fund the Company's operations and capital requirements for the 2001 fiscal year. Since July 1, 2000, the Company has relied upon borrowings from private lenders. At December 31, 2000, the balance due to such lenders was $299,407. The loans bear interest at 9% per annum. Management plans to keep monthly expenses at a minimal until cash flows from operations improve.

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

         On January 9, 2001, the Company received a claim and notice of its right to arbitration related to legal fees claimed to be due to a law firm that represented Neal Wallach, the Company's former sole director and executive officer. Management has requested records to substantiate the law firm's claims, particularly to ascertain whether these legal services were actually provided to the Company or to Mr. Wallach personally.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on December 28, 2000, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on November 27, 2000, the record date of the meeting, was 3,306,878, of which 2,127,463 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

         Edward Shah
         David B. Caney
         Jacqueline Antin

         The following matters were submitted to stockholders and adopted by the requisite vote of the shares present:

                                            For           Against    Abstain
                                            ---           -------    -------
To approve and adopt the agreement
and plan of merger whereby the
Company would become a wholly owned
subsidiary of Glengarry Holdings
Limited, a Bermuda company, with
such changes deemed necessary by the
Company's officers...........             2,127,463         -0-        -0-

                                            For           Against    Abstain
                                            ---           -------    -------

To direct the sole shareholder of
Glengarry Holdings Limited to adopt
a resolution authorizing a
recapitalization of capital stock at
any time prior to December 31, 2001
on the basis of not less than two
nor more than thirty outstanding
shares for one new share                  2,127,463         -0-        -0-

Item 5.    Other Events

         On February 2, 2001, the Company consummated the previously announced reorganization transaction that resulted in the Company becoming a wholly owned subsidiary of a newly-formed Bermuda holding company called "Glengarry Holdings Limited" and the Company has been renamed "Glengarry Holdings (US) Limited." Glengarry Holdings Limited will function as a holding company and the stockholders of the Company have become the stockholders of Glengarry Holdings Limited. The common shares of Glengarry Holdings Limited continue to trade on the Nasdaq OTCBB under the symbol "GLEN."

         In order to comply with international tax considerations and ensure the proper maintenance of Glengarry Holdings Limited's affairs, the following Bermudian resident officers and directors were appointed to management effective January 31, 2001:

         Name                              Capacity
         ----                              --------
         Roderick M. Forrest      Class I Director and Chairman
         William Bolland          Class II Director and Vice President
         Robert Mason             Class III Director
         Bridgette Roche          Secretary

         The following persons, who served as directors and officers of the Company were appointed as officers and directors of Glengarry Holdings Limited as follows:

         Name                              Capacity
         ----                              --------
         David B. Caney           Class I Director and President
         Jacqueline Antin         Class II Director and Chief Financial Officer

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 13, 2001                        ENDLESS YOUTH PRODUCTS, INC.



                                                  By:  /s/ Jacqueline Antin
                                                       -----------------------
                                                       Jacqueline Antin, CFO
                                       14