Form 10-Q
period 2001-03-31
GLENGARRY HOLDINGS LTD
filed 2001-05-14
CIK 1023727

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For the Quarterly Period Ended
March 31, 2001                                     Commission File No. 000-26611

                              GLENGARRY HOLDINGS LIMITED
                              --------------------------
                (Exact name of Registrant as specified in its Charter)

                Bermuda                                           N/A
                -------                                           ---
      (State or jurisdiction of                               (IRS Employer
    incorporation or organization)                          Identification No.)

P.O. Box HM 1154, 10 Queen Street, Hamilton HMEX, Bermuda          12167
---------------------------------------------------------          -----
(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code:     (441) 292-8822
---------------------------------------------------

Former name, former address and former fiscal year, if changed since last report:

  Endless Youth Products, Inc., Stamford financial Building, Stamford, New York

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of May 11, 2001, there were 330,688 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY

                                 BALANCE SHEETS

                                                                          March 31,                        June 30,
                            ASSETS                                          2001                             2000
                                                                        -------------                     -----------

CURRENT ASSETS
     Cash                                                               $         165                     $       165
                                                                        -------------                     -----------
          TOTAL CURRENT ASSETS                                                    165                             165

NONCURRENT ASSETS
    Property, Plant & Equipment (net of accumulated
          depreciation of $897 as of  March 31, 2001)                          26,022
                                                                        -------------                     -----------
    Net assets of discontinued operations (Note 2)                                  -                               -
                                                                        -------------                     -----------
          TOTAL ASSETS                                                  $      26,187                     $       165
                                                                        =============                     ===========

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                         151,583                         117,388
     Loans Payable                                                            591,025                               -
                                                                        -------------                     -----------
         TOTAL LIABILITIES                                                    742,608                         117,388


SHAREHOLDERS' DEFICIT
    Common Stock at Par                                                        16,534                          16,534
    Additional paid-in capital                                              1,530,130                       1,530,130
    Accumulated deficit                                                    (2,263,085)                     (1,663,887)
                                                                        -------------                     -----------
    Total shareholders' Deficit                                              (716,421)                       (117,223)
                                                                        -------------                     -----------
        TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                     $      26,187                     $       165
                                                                        =============                     ===========

                 See accompanying notes to financial statements

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY

                             STATEMENT OF OPERATIONS

                                                     For the three months ended                   For the nine months ended
                                                              March 31,                                   March 31,
                                                     2001                  2000                  2001                    2000
                                                 -----------            ----------           -----------              ----------
Gross Receipts                                   $         -            $        -           $    36,720              $        -
    Less: Returns and allowances                                                                       -                       -
                                                 -----------            ----------           -----------              ----------


Net Sales                                                  -                     -                36,720                       -
Cost of Sales                                              -                     -                     -                       -
                                                 -----------            ----------           -----------              ----------
        Gross Profit                                       -                     -                36,720                       -

Selling, General and Administrative
    Expenses                                         282,485                     -               624,311                       -
                                                 -----------            ----------           -----------              ----------
    Income (Loss) from Operations                   (282,485)                    -              (587,591)                      -

Other Income and (Expenses)
   Interest Income                                         -                     -                     -                       -
   Other Income                                            -                     -                     -                       -
   Interest Expense                                   (9,763)                    -               (11,607)                      -
                                                 -----------            ----------           -----------              ----------
   Income (Loss) before income taxes                (292,248)                    -              (599,198)                      -

   Provision for income taxes - (Note 3)                   -                     -                     -                       -
                                                 -----------            ----------           -----------              ----------

      Net income (Loss) from continuing
        operations                                  (292,248)                    -              (599,198)                      -

Discontinued operations:
  Income (loss) from operations of vitamins
    and personal care products line disposed
    of (net of income taxes) - (Note 2)                    -                 1,671                     -                 101,695
                                                 -----------            ----------           -----------              ----------
Net income                                       $  (292,248)           $    1,671           $  (599,198)             $  101,695
                                                 ===========            ==========           ===========              ==========

Income per share amounts:
  Basic:
    Net income (loss) from continuing
      operations                                 $     (0.88)                                $     (1.81)
    Net income (loss) from discontinued
      operations                                                        $     0.01                                    $     0.31
  Diluted:
    Net income (loss) from continuing
      operations                                       n/a                                         n/a
    Net income (loss) from discontinued
      operations                                                             n/a                                      $     0.31
  Weighted average common and
    common equivalent shares:
      Basic                                          330,688               330,688               330,688                 330,191
                                                 ===========            ==========           ===========              ==========
      Diluted                                          n/a                   n/a                   n/a                   330,191
                                                 ===========            ==========           ===========              ==========

                    See accompanying notes to financial statements

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

                                                                            For the nine months ended March 31,
CASH FLOWS FROM  OPERATING ACTIVITIES:                                         2001                    2000
                                                                          ---------------         --------------
NET INCOME (LOSS)                                                         $      (599,198)        $      101,695

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation & Amortization                                                        897                  3,200
   (Increase) Decrease in prepaid expenses                                              -                      -
   Increase (Decrease) in deferred revenue                                              -               (212,499)
   Increase (Decrease) in accounts payable                                         34,195               (116,145)
                                                                          ---------------         --------------
    NET CASH USED IN OPERATING ACTIVITIES                                        (564,106)              (223,749)
                                                                          ---------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant & equipment                                        (26,919)                     -
                                                                          ---------------         --------------
    NET CASH USED IN INVESTING ACTIVITIES                                         (26,919)                     -
                                                                          ---------------         --------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               -                  2,089
   Increase in loans payable                                                      591,025                      -
   Advances from (Repayments to) shareholders                                           -                (75,388)
                                                                          ---------------         --------------

NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                                          591,025                (73,299)
                                                                          ---------------         --------------

NET CHANGE IN CASH                                                                      -               (297,048)

CASH AT BEGINNING OF PERIOD                                                           165                355,434
                                                                          ---------------         --------------
CASH AT END OF PERIOD                                                     $           165         $       58,386
                                                                          ===============         ==============

Interest expense paid during the period was:                                            -                      -
Income taxes paid during the period was:                                                -                      -

                 See accompanying notes to financial statements

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY

                       STATEMENTS OF SHAREHOLDER'S DEFICIT

                                                                            Additional            Accumu-            Net
                                                   Common Stock              paid in              lated         Shareholders'
                                                Shares       Amount          Capital             Deficit           Deficit
                                                -------    ----------      -----------         ------------      -----------
Balance at June 30, 2000                        330,688    $   16,534      $ 1,530,130         $ (1,663,887)     $  (117,223)
                                                -------    ----------      -----------         ------------      -----------
Net Income (Loss) for Period                          -             -                -             (599,198)        (599,198)
                                                -------    ----------      -----------         ------------      -----------
Balance at March 31, 2001                       330,688    $   16,534      $ 1,530,130         $ (2,263,085)     $  (716,421)
                                                =======    ==========      ===========         ============      ===========

                 See accompanying notes to financial statements

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glengarry Holdings Ltd. (the Company) was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada Subsidiary of Glengarry Holdings Ltd. The shareholders of Endless Youth Products Inc. became shareholders of Glengarry Holdings Ltd. EYPI Merger Corp. was dissolved, Endless Youth Products Inc. became a wholly owned subsidiary of Glengarry Holdings Ltd. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. The Company is engaged in selling computer software systems, system financing and advisory services with special consideration to Internet technology.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since its inception in 1996 the Company has incurred substantial development stage and operating losses. The Company's management is currently evaluating future operating activities to improve cash flow. The Company had a net loss of $599,198 for the nine months ended March 31, 2001, and, as of March 31, 2001 the Company had a working capital deficiency of $742,443 and a shareholder's deficit of $716,421. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


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

NOTE 2 - DISCONTINUED OPERATIONS

In July 2000 the Company disposed of its vitamins and personal care products line. There was no gain or loss recognized from the disposal. Operating results of the vitamins and personal care products line for the three months and nine months ended March 31, 2000 are shown separately in the accompanying income statement. Net sales of the vitamins and personal care products line for the three months and nine months ended March 31, 2000 were $70,833 and $609,632 respectively. These amounts are not included in net sales in the accompanying income statement.

NOTE 3 - INCOME TAXES

There is no current or deferred income tax expense for the nine months ended March 31, 2001 and 2000. As of June 30, 2000, the Company has net operating loss carryforwards of $1,363,514. These losses will expire between 2012 and 2014 if not utilized.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely then not. As of March 31, 2001 the Company has recorded a deferred tax asset of $667,322 with a valuation allowance of $667,322.

NOTE 4 - SHAREHOLDERS' EQUITY

On February 15, 2001, the Board of Directors authorized a 10-for-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 330,688, and increasing the par value of each share to $.05. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 2001 have been restated to reflect the reverse stock split.

                     GLENGARRY HOLDINGS, LTD. and SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


NOTE 4 - SHAREHOLDERS' EQUITY (continued)

During the nine months ended March 31, 2001 and the year ended June 30, 2000 the Company issued 0 and 1,117 shares of common stock, respectively, in exchange for services rendered. The cost of the services has been charged to operations. Additional paid in capital has been increased by $0 and $2,033 for the nine months ended March 31, 2001 and year ended June 30, 2000, respectively; representing the excess fair market value of the services over the par value of the common stock.

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

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at March 31:

                                                 2001               2000
                                                 ----               ----
           Net earnings
                   As reported                 $ (599,198)         $101,695
                   Pro forma                   $ (599,198)         $ 83,533
           Net earnings per share
                   As reported                    $ (0.18)           $ 0.31
                   Pro forma                      $ (0.18)           $ 0.25


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

Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-Q commencing on page 2.

General

Glengarry Holdings Ltd., (the "Company") engages in the business of selling computer software systems and advisory services with special emphasis on Internet technology. The following discussion is based on the financial statements for the three and nine months ending March 31, 2001 and 2000. The financial statements have been prepared in conformity with generally accepted accounting principles.

Results of Operations

Net Sales

Net sales for the nine months ended March 31, 2001 decreased by $572,912 or 94% compared to the nine months ended March 31, 2000. Net sales for the three months ended March 31, 2001 decreased by $70,833 or 100% compared to the three months ended March 31, 2000. Net sales for the three and nine months ended March 31, 2001 primarily consist of software sales. Net sales for the three and nine months ended March 31, 2000 consisted of licensing fees related to nutritional and personal care products. The decrease in sales is the result of a change in the company's primary business from nutritional and personal care products to computer software and advisory services

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $22,932 during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. Selling, general and administrative expenses increased by $208,573 during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase for the three month period was primarily due to increased efforts in the Company's computer related business which include seeking strategic acquisitions.

Liquidity and Capital Resources

Although the Company has negative working capital and equity, management believes it will be able to obtain sufficient financing to fund the Company's operations and capital requirements for the 2001 fiscal year. Since July 1, 2000, the Company has relied upon borrowings from private lenders. At March 31, 2001, the balance due to such lenders was $591,025. The loans bear interest at 9% per annum. In connection with seeking strategic acquisitions, the Company plans to seek a combination of equity and debt financing. Management plans to keep monthly expenses at a minimal until cash flows from operations improve.

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as the Company's future operation results and liquidity. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

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

                  Form 8-K dated February 2, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2001                      GLENGARRY HOLDINGS LIMITED



                                           By:  /s/ Jacqueline Antin
                                               ---------------------
                                               Jacqueline Antin, CFO