Form 10-K
period 2001-06-30
GLENGARRY HOLDINGS LTD
filed 2001-10-15
CIK 1023727

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________.

Commission File Number:   000-26611

                           GLENGARRY HOLDINGS LIMITED
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Bermuda                                               N/A
-------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S.  Employer
incorporation or organization)                            Identification No.)


           P.O. Box HM1154, 10 Queen Street, Hamilton, HM EX, Bermuda
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (441) 295-3511
                                 --------------
                          Registrants telephone number

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.05 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State registrant's revenues for its most current fiscal year  $36,720

As of October 9, 2001, the aggregate value of the registrant's voting stock held by non-affiliates was $25,292,298 (computed by multiplying the average bid and asked price on October 9, 2001 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

At October 9, 2001, 40,793,900 shares of Common Stock were outstanding, which is the registrant's only class of common stock.

                                     PART I

ITEM 1.   BUSINESS

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

GENERAL

         The registrant, Glengarry Holdings Limited (the "Company") is organized under the laws of Bermuda and, through its operating subsidiaries, is engaged in the sale of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing. It actively markets its services in Europe, Asia and the Middle East. Prior to June 2001, the Company was involved in the business of developing, marketing and distributing proprietary vitamins, nutritional skin care and similar products under the trade name "Endless Youth.: This health-related business was discontinued and sold in June 2001.

         Effective June 29, 2001 the Company acquired 100% of the issued and outstanding stock of Online Advisory Limited, a British based corporation ("Online") engaged in the business of IT services, specializing in finance for computer software as well as the distribution of computer hardware and software. At the same time, the Company sold it's Glengarry Holdings (US) Limited, a Nevada corporation, to the Emmerson Development Trust for nominal consideration. Glengarry (US) was the repository of assets and liabilities of the nutritional products business conducted under the name "Endless Youth Products" by the Company prior to June, 2000.

         In June, 2000 the Company's sole officer and director, Neal Wallach, determined to abandon this business and, together with EXP International LLC transferred a controlling interest in the Company to the Sababurg Foundation and several other parties. Following this change of control and management, the Company's new management embarked on a plan to change the Company's jurisdiction of organization from Nevada in the United States to Bermuda, in order to maximize future earnings in the international technology finance sector.

         The Bermuda redomestication transaction was completed pursuant to a vote of the shareholders of Endless Youth Products, inc., a Nevada corporation ("Endless Youth") after the distribution of a Prospectus/Proxy Statement dated and declared effective December 7, 2000 (Form S-4 Registration Statement No. 333-50520). As a result of the merger approved by the shareholders of Endless Youth, Endless Youth merged with EYPI Merger Corp., a Nevada subsidiary of Glengarry Holdings Limited, a Bermuda company. On February 2, 2001, the effective date of the merger, the holders of shares of common stock of Endless Youth became holders of common shares of Glengarry Holdings, EYPI Merger Corp. was dissolved, Endless

Youth became a wholly owned subsidiary of Glengarry Holdings Limited, and the name of Endless Youth was changed to "Glengarry Holdings (US) Limited."

         The Company has, including the Online Advisory acquisition, been engaged in the development of computer software and hardware sales, computer consulting and the sale of technologically advanced medical scanning and monitoring equipment. In furtherance of these activities, the Company also organized a Bermudian trading subsidiary under the name Glengarry Software Solutions, Limited that acts as a commissioned sales agent for the sale of computer hardware, software and finance for same.

         The Company acquired Online Advisory Limited for its net asset value, British Pounds, (pound)5,714,940 (US$8,091,212) in exchange for 40,455,800 shares of the Company's Common Stock. These shares were issued in exact percentage terms to 215 shareholders of Online Advisory Limited, being all the shareholders of Online Advisory Limited. The Company has agreed to register these shares for possible resale under the Securities Act of 1933, as amended.

         The former management of Online Advisory Limited have remained as non-executive senior marketing and administration staff.

Online Advisory Limited actively markets its services in Europe, Asia and the Middle East. The acquisition of Online by the Company relieved the Company's historic corporate debt, gave the Company a greatly enhanced asset base making possible the opportunity of significant development during a global economic slowdown.

         During the month of July 2001 Glengarry Software Solutions achieved income of US$167,115, of which US$104,728 was derived from commissions earned as a financial agent. For the month of August 2001 income of US$126,068 was achieved and for September 2001 income of US$151,686. Respectively income earned as commission on finance sold represents US$121,242 in August and US$146,606 in September.

         The Company having now severed all links from the previous trading activities associated with vitamin/skin care products, will continue to develop and seek revenue from providing finance, as well as commissions on computer hardware/software sales, IT personnel placement and general IT consultancy.

         The Company's principal executive office is located at 10 Queen Street, Hamilton HMEX, Bermuda, where it's telephone number is (441) 295-3511. In addition, Online Advisory Limited has offices at International House, Dover Place, Ashford Kent TN23 1HU, United Kingdom and representative offices maintained by independent agents and sales representatives in Mersin, Turkey, Shanghai, China (planned to open in late 2001) and Kuwait City, Kuwait (planned to open in late 2001).

BACKLOG

         At June 30, 2001 the Company had a backlog of orders totaling $287,520, which it believes to be firm and which it will complete during the four months ending October 31, 2001.

COMPETITION

         There are no dominant major competitors, but there are literally thousands of potential competitors. The Company is a service provider rather than a manufacturer. It is one of the largest growth markets today with new ideas and technical achievements announced on a daily basis. The Company meets this challenge by dealing in a niche market which is relatively untapped, namely multi-lingual applications. The principal basis upon which competition is met is price and system financing.

CONTRACTS WITH SUPPLIERS AND MANUFACTURERS

         The Company has relationships with several suppliers and manufacturers of its products and services. The hardware and software components for the systems marketed and sold by the Company are readily available from a variety of sources. As the size and scope of projects undertaken by the Company increases, it expects to request various suppliers to compete for orders via a bidding process.

LICENSES, TRADEMARKS AND PATENTS

         The Company does not have any patents, trademarks or material technology licensing agreements.

EMPLOYEES

         As of June 30, 2001 following the acquisition of Online Advisory Limited, the Company had eight officers/senior managers, five of which are full time employees. In addition the Company had two full time employees and eight full time consultants engaged in advisory, sales and technical support.

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

We are Implementing a New Business Plan

         Because we are implementing a new business plan, the Company's business and it's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. In the foreseeable future, we will be required to among other things:

        o        continue to attract, retain and motivate qualified personnel;
        o        implement and successfully execute our business strategy;
        o        respond to competitive developments;
        o        develop and market products and services.

         There can be no assurance that we will be successful in addressing these business requirements. We expect to incur substantial expenses related to the development of our business, marketing activities and personnel, among other things.

We are Uncertain Whether the Market Will Accept our Product and Service Offerings and the Size of the Market for our Products and Services is Unknown

         There can be no assurance that our planned products and services will attain market acceptance. In addition, we cannot guarantee that future products and services will. Because the market for information technology and hardware/software finance which we plan to offer is constantly changing, we are unable to accurately estimate the commercial viability and market demand for the range of products and services to be offered by us. We can give no assurance that the market will in fact grow at the rates projected by us, or at all. We will be required to invest substantial resources in developing awareness of and confidence in our services and there can be no assurance that we will have the resources necessary to be successful.

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

Limited History of Operations

         Our operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise in a competitive field of information technology start-up companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance, market awareness, ability to develop and expand a network of participating hardware and software suppliers, dependability of our advertising and recruiting network, and general economic conditions. There is no assurance that we will achieve our expansion goals.

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

Terrorist Attacks Such as the Attacks That Occurred in New York and Washington, D.C., on September 11, 2001, and Other Attacks or Acts of War May Adversely Affect the Markets in Which We Operate, Our Operations and Our Profitability

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. The attacks and any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact our operations located in Europe and the Middle East, or those of our clients. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from our clients for our services. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business and your investment.

Competition From Larger and More Established Companies May Hamper Market Ability

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

Issuance of Future Shares May Dilute Investor Share Value

         Our Memorandum of Association, as amended, authorizes the issuance of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common stock and/or all or part of the preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us in order to make an acquisition of an intangible asset. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal executive office is located at 10 Queen Street, Hamilton HMEX, Bermuda, where it's telephone number is (441) 295-3511. In addition, Online Advisory Limited has administrative offices at International House, Dover Place, Ashford Kent TN23 1HU, United Kingdom and representative offices maintained by independent agents and sales representatives in Mersin, Turkey, Shanghai, China (planned to open in late 2001) and Kuwait City, Kuwait (planned to open in late 2001).

         Online Advisory's administrative offices in Ashford Kent consist of approximately 1,400 sq. feet of office space and are occupied pursuant to a three-year lease ending August 19, 2004, at the annual rental of $47,701 plus Value Added Taxes.

         The Company believes its present facilities and planned representative offices are adequate for its present needs and needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades sporadically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. The following is the high and low bid price for the common stock for each quarter within the last two fiscal years:

            QUARTER ENDED                     HIGH BID           LOW BID

         September 30, 1999                    17.50               3.00

         December 30, 1999                      5.10               1.56

         March 31, 2000                       no data             no data

         June 30, 2000                          6.25                .63

         September 30, 2000                    18.70                .63

         December 31, 2000                      2.50                .63

         March 31, 2001                         1.00                .22

         June 30, 2001                           .25                .15


         The period prior to and including March 31, 2001 have been adjusted to give effect to a one-for-ten reverse split, effective in January 2001. The data represents interdealer quotations, without retail mark-up, mark-down or commissions and, since there is no established trading market, do not reflect actual transactions.

         As of October 9, 2001 there were 63 holders of record of the Company's common stock. We believe that there are in excess of 300 beneficial owners of our shares.

DIVIDEND POLICY

         The Company has never paid dividends on its common stock. The determination of payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

         The following selected financial data for the five years ended June 30, 2001 are derived from the consolidated financial statements of the Company and its predecessor. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                  Year Ended June 30,

                                     2001           2000          1999           1998         1997
                                     ----           ----          ----           ----         ----
Statement of Operations Data:
----------------------------
Net Sales                       $    36,720       $680,466    $5,033,558       $211,819     $ 21,773

Income (loss) from
Continuing Operations              (868,218)         N/A             N/A          N/A          N/A

Income (loss) from
Discontinued Operations              97,203        111,933      (655,241)      (547,658)    (572,981)

Net loss per share from
Continuing Operations-
Basic                                 (1.58)         N/A             N/A           N/A         N/A

Net loss from
Continuing Operations-
Diluted                                N/A           N/A             N/A           N/A         N/A

Balance Sheet Data
Total Assets                     10,353,604            165       363,944        135,677      353,476

Long Term Debt                          --              --            --             --           --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

         Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-K.

General

         Glengarry Holdings, Ltd. and subsidiaries, (the "Company") engages in the business of selling computer software systems, system financing and advisory services with special emphasis to Internet technology. The following discussion is based on the financial statements for the years ending June 30, 1999, 2000 and 2001. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Results of Operations

         Net Sales. Net sales for the year ended June 30, 2001 decreased by $643,746 compared to year ended June 30, 2000. Net sales for the year ended June 30, 2000 decreased by $4,353,092 compared to the year ended June 30, 1999. Revenues for the year ended June 30, 2001 primarily consisted of computer software system sales and advisory services. Revenues primarily consist of license fees for the year ended June 30, 2000 relating to the company's discontinued vitamins and personal care product lines and sales from nationwide rollout of the company's discontinued products for the year ended June 30, 1999

         Cost of Sales. Cost of sales for the year ended June 30, 2000 decreased by $4,527,856. Cost of sales decreased because the Company had no product sales during the year ended June 30, 2000. Revenues generated during the year were primarily from license fees.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $174,191 during the year ended June 30, 2001 compared to the year ended June 30, 2000. This increase was related to the acquisition and disposition of subsidiaries. Selling, general and administrative expenses decreased by $458,473 during the year ended June 30, 2000 compared to the year ended June 30, 1999. This decrease was primarily due to decreased sales activity, expenses related to product development and marketing. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Liquidity and Capital Resources

         Although the Company has continuing losses for the year ended June 30, 2001, management believes working capital obtained through its recent acquisitions will be sufficient to fund the Company's operations and capital requirements for the 2002 fiscal year. Management plans to keep monthly expenses at a minimal until cash flows from operations improve.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Set forth in Note 12 of the Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statement annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

         Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of June 30, 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of June 30, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Exhibits

EXHIBIT NO.                DESCRIPTION

2.1 Agreement and Plan of Merger dated as of December 6, 2000 by and among Endless Youth Products, Inc, a Nevada corporation, Endless Youth Products, Ltd., a Bermuda company, and EYPI Merger Corp., a Nevada corporation (included as annex A to the proxy statement/prospectus). (1)

2.2 Securities Exchange Agreement dated June 29, 2001 between Glengarry Holdings Limited and the shareholders of Online Advisory Limited represented by Rosewood Company Limited (Equity Services). (2)

2.3 Stock Sale Agreement dated as of June 29, 2001 between Glengarry Holdings Limited and Emmerson Development Trust. (2)

3.1 Memorandum of Association of Glengarry Holdings Limited (formerly Endless Youth Products, Ltd.), a Bermuda company (included as annex B to the proxy statement/prospectus). (1)

3.2 Bye-Laws of Glengarry Holdings Limited (Endless Youth Products, Ltd.), a Bermuda company (included as annex C to the proxy statement/prospectus). (1)

3.3               Deed consolidating common shares dated February 6, 2001.

10.1              Registration Rights Agreement dated June 29, 2001. (2)

10.2              Escrow Agreement dated June 29, 2001. (2)

10.3              1996 Stock Option Plan. (3)

10.4              Amendment No. 1 to Stock Option Plan. (3)

10.5              Amendment No. 2 to Stock Option Plan. (3)

10.6 Lease dated August 20, 2001 between Elderwalk Limited and Online Advisory Limited. (to be filed by amendment)

11.1 Statement re: calculation of per-share earnings. (see Note 1 to the Consolidated Financial Statements)

21.1              Subsidiaries of the Registrant:

                  Online Advisory Limited (U.K.)                       100%
                  Glengarry Software Solutions Limited (Bermuda)       100%
-------------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-4 (333-50520).

(2) Filed as an exhibit to the Registrant's current report on Form 8-K dated June 29, 2001.

(3)      Filed as an exhibit to the Registrant's Form 10-SB.

         (b)      Financial Statement Schedules

         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

         (c)      Reports on Form 8-K

         Form 8-K report dated June 29, 2001.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 15, 2001               GLENGARRY HOLDINGS LIMITED


                                       By: /s/ David Caney
                                           -------------------------------------
                                           David Caney
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature and Title                                        Date
-------------------                                        ----

/s/ David Caney                                            October 15, 2001
-----------------------------------------------
David B. Caney
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ William Bolland                                        October 15, 2001
-----------------------------------------------
William Bolland
Director and Vice President


/s/ Jacqueline Antin                                       October 15, 2001
-----------------------------------------------
Jacqueline Antin
Director and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Roderick M. Forrest                                    October 15, 2001
-----------------------------------------------
Roderick M. Forrest
Chairman and Director


/s/ Robert Mason                                           October 15, 2001
-----------------------------------------------
Robert Mason
Director

                          INDEPENDENT AUDITORS' REPORT



October 4, 2001


Board of Directors and Shareholders
Glengarry Holdings, Ltd. and Subsidiaries
Bermuda


We have audited the accompanying consolidated balance sheets of Glengarry Holdings, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glengarry Holdings, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the results of operations and its cash flows for each of the years in the three year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                       GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                                     BALANCE SHEETS


                                                                      June 30,                            June 30,
                         ASSETS                                         2001                                2000
                                                                        ----                                ----
CURRENT ASSETS
  Cash                                                              $    439,251                        $        165
  Restricted Cash (Note 5)                                             3,520,780                                   -
  Accounts Receivable - Trade                                             18,112                                   -
  Interest Receivable                                                     16,108                                   -
                                                                    ------------                        ------------

       TOTAL CURRENT ASSETS                                            3,994,251                                 165

PROPERTY AND EQUIPMENT
  net of accumulated depreciation (Notes 1 & 3)                           88,658                                   -
                                                                    ------------                        ------------

OTHER ASSETS
  Mortgage Debentures Receivable (Note 4)                              6,270,695                                   -
                                                                    ------------                        ------------

       TOTAL ASSETS                                                 $ 10,353,604                        $        165
                                                                    ============                        ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    222,155                        $    117,388
  Notes and Loans Payable (Note 5)                                     3,196,290                                   -
  Accrued Expenses                                                         8,450                                   -
                                                                    ------------                        ------------

      TOTAL LIABILITIES                                                3,426,895                             117,388

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.005 par value, authorized
    50,000,000 shares; no shares issued and
    outstanding at June 30, 2001 and June 30, 2000
  Common stock, $.05 par value, authorized 50,000,000
     shares; 40,793,650 shares issued and outstanding
     at June 30, 2001, and 330,688 shares issued and
     outstanding at June 30, 2000.  (Note 8)                           2,039,682                              16,534
  Additional paid-in capital                                           7,321,929                           1,530,130
  Accumulated deficit                                                 (2,434,902)                         (1,663,887)
                                                                    ------------                        ------------
  Total shareholders' Equity (Deficit)                                 6,926,709                            (117,223)
                                                                    ------------                        ------------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)          $ 10,353,604                        $        165
                                                                    ============                        ============

                 See accompanying notes to financial statements

                                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                           STATEMENTS OF CASH FLOWS



                                                                              For the years ended June 30,
CASH FLOWS FROM  OPERATING ACTIVITIES:                              2001                    2000                   1999
                                                                    ----                    ----                   ----
NET INCOME (LOSS)                                              $     (771,015)         $      111,993         $     (655,241)

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation & Amortization                                           2,089                   3,200                  4,939
  Gain on disposal of equipment                                             -                   5,310                      -
  (Increase) Decrease in accounts receivable                          (18,112)                      -                      -
  (Increase) Decrease in interest receivable                          (16,108)                      -                      -
  (Increase) Decrease in prepaid advertising                                -                       -                121,758
  Increase (Decrease) in deferred revenue                                   -                (283,333)               283,333
  Increase (Decrease) in accounts payable                             104,767                (119,140)                32,221
  Increase (Decrease) in accrued expenses                               8,450                       -                      -
                                                               --------------          --------------         --------------

   NET CASH USED IN OPERATING ACTIVITIES                             (689,929)               (281,970)              (212,990)
                                                               --------------          --------------         --------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of Furniture, Fixtures & Equipment                        (90,747)                      -                      -
                                                               --------------          --------------         --------------

CASH USED FOR INVESTING ACTIVITIES                                    (90,747)                      -                      -

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            4,740,542                   2,089                589,678
  Advances from (Repayments to) shareholders                                -                 (75,388)               (21,725)
                                                               --------------          --------------         --------------

NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                              4,740,542                 (73,299)               567,953
                                                               --------------          --------------         --------------

NET CHANGE IN CASH                                                  3,959,866                (355,269)               354,963

CASH AT BEGINNING OF YEAR                                                 165                 355,434                    471
                                                               --------------          --------------         --------------

CASH AT END OF YEAR                                            $    3,960,031          $          165         $      355,434
                                                               ==============          ==============         ==============

Supplemtal Cash Flow Information:
  Interest expense paid during the period was:                 $       28,277          $            -         $            -
  Income taxes paid during the period was:                                  -                       -                      -

Non-cash Investing and Financing Activities:
  Mortgage debentures received from issuance
    of common stock                                            $    6,270,695
  Assumed debt of acquired business                            $    3,196,290

                 See accompanying notes to financial statements

                                       GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                                STATEMENTS OF OPERATIONS

                                                                          For the years ended June 30,
                                                                    2001                   2000                  1999
                                                            ------------------     ------------------    -------------------
Gross Receipts                                                $       36,720         $            -        $             -
  Less: Returns and allowances                                             -                      -                      -
                                                              --------------         --------------        ---------------

Net Sales                                                             36,720                      -                      -

Cost of Sales                                                              -                      -                      -
                                                              --------------         --------------        ---------------

        Gross Profit                                                  36,720                      -                      -

Selling, General and Administrative
  Expenses                                                           876,661                      -                      -
                                                              --------------         --------------        ---------------

  Income (Loss) from Operations                                     (839,941)                     -                      -

Other Income and (Expenses)
  Interest Expense                                                   (28,277)                     -                      -
                                                              --------------         --------------        ---------------

  Income (Loss) before income taxes                                 (868,218)                     -                      -

  Provision for income taxes - (Note 6)                                    -                      -                      -
                                                              --------------         --------------        ---------------

       Net income (Loss) from continuing operations                 (868,218)                     -                      -

Discontinued operations:
  Income (loss) from operations of vitamins
    and personal care products line
    disposed of (net of income taxes) - (Note 7)                           0                111,993               (655,241)
  Gain on disposal of assets (Note 7& 10)                             97,203                      -                      -
                                                              --------------         --------------        ---------------

Net Income (loss)                                             $     (771,015)        $      111,993        $      (655,241)
                                                              ==============         ==============        ===============

Income (Loss) per share amounts:
  Basic:
      Net income (loss) from continuing operations            $        (1.58)        $            -        $             -
      Net income (loss) from discontinued operations          $         0.18         $         0.34        $         (2.81)
  Diluted:
      Net income (loss) from continuing operations                  n/a                   n/a                    n/a
      Net income (loss) from discontinued opn/ations                                            n/a
  Weighted average common and common equivalent shares:
      Basic                                                          550,551                330,222                232,894
                                                              ==============         ==============        ===============
      Diluted                                                       n/a                   n/a                    n/a

                 See accompanying notes to financial statements

                                       GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                       STATEMENTS FO SHAREHOLDERS' EQUITY


                                                                             Additional           Accumu-               Net
                                               Common Stock                   paid in              lated           Shareholders'
                                        Shares              Amount             Capital             Deficit             Deficit
                                    ------------       -------------       -------------       --------------     -------------
Balance at June 30, 1998                201,618         $    10,081         $   944,817         $ (1,120,639)      $  (165,741)

Stock issued for services               104,576               5,229             417,023                                422,252

Stock issued for cash                    23,377               1,169             166,256                                167,425

Net loss for period                                                                                 (655,241)         (655,241)
                                     ----------         -----------         -----------         ------------       -----------

Balance at June 30, 1999                329,571            $ 16,479         $ 1,528,096         $ (1,775,880)       $ (231,305)
                                     ----------         -----------         -----------         ------------       -----------

Stock issued for services                 1,117                  55               2,034                                  2,089

Net income for period                                                                                111,993           111,993
                                     ----------         -----------         -----------         ------------       -----------

Balance at June 30, 2000                330,688            $ 16,534         $ 1,530,130         $ (1,663,887)      $  (117,223)
                                     ----------         -----------         -----------         ------------       -----------

Shares issued                        40,462,962           2,023,148           5,791,799                              7,814,947

Net loss for period                                                                                 (771,015)         (771,015)
                                     ----------         -----------         -----------         ------------       -----------

Balance at June 30, 2001             40,793,650         $ 2,039,682         $ 7,321,929         $ (2,434,902)      $ 6,926,709
                                     ==========         ===========         ===========         ============       ===========

                 See accompanying notes to financial statements

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glengarry Holdings Ltd. a Bermuda Company was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada Subsidiary of Glengarry Holdings Ltd. The shareholders of Endless Youth Products Inc. became shareholders of Glengarry Holdings Ltd. EYPI Merger Corp. was dissolved, Endless Youth Products Inc. became a wholly owned subsidiary of Glengarry Holdings Ltd. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. Glengarry Holdings Ltd. and its subsidiaries (The Company) is engaged in selling computer software systems, system financing and advisory services with special consideration to Internet technology.

Basis of Consolidation

The consolidated financial statements include the accounts of Glengarry Holdings, Ltd. and its domestic and foreign subsidiaries. Inter-company accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Subsidiaries

The local foreign currency is the functional currency for Online Advisory, Ltd. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses are included as a component of shareholders' equity. Transaction gains and losses are included in the statement of operations. No translation gains or losses have been recorded due to the acquisition date being so close to the year end.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since its inception in 1996 the Company has incurred substantial development stage and operating losses. The Company's management has reduced operating expenses and is currently evaluating future operating activities to improve cash flow. As discussed in Note 2, on June 29, 2001 the Company acquired Online Advisory, Ltd. This acquisition provided the Company with approximately $575,000 of working capital and investments of approximately $6,270,000. The Company plans to liquidate these investments as needed for operating activities.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


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

Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

                  Furniture and Fixtures                 7 years
                  Computer Equipment                     5 years

Revenue Recognition

Revenue from product sales is recognized upon shipment or at the time services are provided.

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

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

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

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000



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

The following table summarized the calculation of basic and diluted earnings per share for the years ended June 30,

                                                            2001          2000           1999
                                                            ----          ----           ----
Numerator:
  Basic and diluted earnings per share -
   net income (loss)                                      $ (771,015)    $ 111,993    $ (655,241)

Denominator:
  Basic earnings per share - weighted average number
   of common shares outstanding during the period            550,551       330,222       232,894

Incremental common shares attributable to
   assumed exercise of options and warrants                      N/A           N/A           N/A

Denominator for diluted earnings per share                       N/A           N/A           N/A

Basic earnings per share                                  $    (1.40)    $    0.34    $    (2.81)

Diluted earnings per share                                       N/A           N/A           N/A

NOTE 2 - MERGERS AND ACQUISITIONS

In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada Subsidiary of Glengarry Holdings. Ltd. The shareholders of Endless Youth Products Inc. became shareholders of Glengarry Holdings Ltd. EYPI Merger Corp. was dissolved, Endless Youth Products Inc. became a wholly owned subsidiary of Glengarry Holdings Ltd. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 2 - MERGERS AND ACQUISITIONS (continued)

On June 29, 2001 Glengarry Holdings Limited, (the Company) acquired all of the outstanding capital stock of Online Advisory Limited for 40,455,800 shares of the Company's common stock valued at $.19 per share. The Company agreed to register the shares issued to Online shareholders for resale under the Securities Act of 1933, as amended. Online Advisory Ltd. provides consultancy services in the information technology sector, incorporating the set up and ongoing management of computer systems, as well as facilitating finance for both hard and software packages.

The above acquisitions were accounted for using the purchase method of accounting; accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition date are included in the consolidated statements of the Company. At the acquisition dates, the purchase price was allocated to assets acquired and liabilities assumed based on their relative fair market values. Since the total purchase price on these acquisitions equaled the fair values of the net assets acquired no goodwill was recorded.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                                June 30,            June 30,
                                                  2001                2000
                                                  ----                ----
Furniture and Fixtures                        $    35,609         $         -
Computer Equipment                            $    55,138                   -
   less: Accumulated Depreciation             $    (2,089)                  -
                                              -----------         -----------
                                              $    88,658         $         -
                                              ===========         ===========


Depreciation expense charged to operations was $2,089, $3,200 and $4,939 for years ended June 30, 2001, 2000 and 1999.


NOTE 4 - MORTGAGE DEBENTURES RECEIVABLE

The Company holds ten mortgage debentures secured by a property located in France on the French Riviera. These debentures accrue interest at five percent per annum and are payable in French Francs, they mature in January 2009. The book value and market value of these debentures was $6,270,695. These debentures are pledged as collateral against a loan payable as discussed in Note 5.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 5 - NOTES AND LOANS PAYABLE

At June 30, 2001 the Company had a loan payable in the amount of JPY 400,000,000 Japanese Yen which translates to $3,196,290 U.S. dollars. This loan accrues interest at 1.5% per annum and is due in June 2002. This loan is secured by $3,520,780 of cash deposits and the mortgage debentures discussed in Note 4.


NOTE 6 - INCOME TAXES

There is no current or deferred income tax expense for the year ended June 30, 2001, 2000 and 1999. The Company currently conducts its business activities in Bermuda, a non-taxable foreign jurisdiction.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely than not. As of June 30, 2000 the Company had recorded a deferred tax asset of $463,595 with a valuation allowance of $463,595. The subsidiary which generated the loss carryforwards was sold during the year accordingly, the deferred tax asset and the valuation allowance are $0 at June 30, 2001.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                     June 30, 2001  June 30, 2000  June 30, 1999
                                     -------------  -------------  -------------
Federal Statuatory rate                   34  %          34  %          34  %
Adjustment for business conducted in
  nontaxable foreign jurisdiction        (34) %
Valuation allowance adjustment             0  %         (34) %         (34) %
                                      ----------     ----------     ----------
Effective rate                             0  %           0  %           0  %
                                      ==========     ==========     ==========


NOTE 7 - DISCONTINUED OPERATIONS

In July 2000 the Company discontinued its vitamins and personal care products line. The assets and liabilities related to those operations were sold in June 2001 at a gain of $97,203. Operating results of the vitamins and personal care products line for the years ended June 30, 2000 and 1999 are shown separately in the accompanying income statement. Net sales of the vitamins and personal care products line for the years ended June 30, 2000 and 1999 were $680,466 and $5,033,558 respectively. These amounts are not included in net sales in the accompanying income statement.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had a license agreement with one of its shareholders that was also a director and an officer until June of 2000. Under the terms of the agreement, the Company retained the sole right to market goods and services under the Endless Youth trade name throughout the world. The licensor extended such worldwide rights to the company following the initial domestic-only grant of these rights. This license agreement was cancelled in May of 2000


NOTE 9 - SHAREHOLDERS' EQUITY

During the years ended June 30, 2001, 2000 and 1999 the Company issued 0, 1,117 and 104,576 shares of common stock, respectively, in exchange for services rendered. The cost of the services has been charged to operations, and, additional paid in capital has been increased by $0, $2,033 and $417,023 for the years ended June 30, 2001, 2000 and 1999 respectively, representing the excess fair market value of the services over the par value of the common stock.

Changes in the status of options are summarized as follows for the fiscal years ended June 30:

                                          2001                 2000            1999
                                          ----                 ----            ----
Outstanding at beginnings of year            7,000            48,000            35,000
Granted                                          -                 -            29,000
Exercised                                        -                 -           (16,000)
Expired                                      1,000                 -                 -
Cancelled                                        -           (41,000)                -
                                    ---------------   ---------------   ---------------
Outstanding at end of year                   6,000             7,000            48,000
                                    ===============   ===============   ===============
Exercisable at end of year                   6,000             7,000           120,000
                                    ===============   ===============   ===============
Price range of options:
   Outstanding at end of year       $6.25 - $25.00    $6.25 - $25.00    $6.25 - $45.00

Changes in the status of warrants are summarized as follows for the fiscal years ended June 30:

                                        2001             2000           1999
                                        ----             ----           ----
Outstanding at beginnings of year       6,700           38,387          20,520
Granted                                     -                0          25,050
Exercised                                   -                0          (6,983)
Expired                                (2,500)         (12,387)           (200)
Cancelled                                   -          (19,300)              -
                                     ---------       ----------       ---------
Outstanding at end of year              4,200            6,700          38,387
                                     =========       ==========       =========

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 9 - SHAREHOLDERS' EQUITY (continued)

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

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows at June 30:

                                  2001               2000              1999
                                  ----               ----              ----
     As reported               ($771,015)          $111,993         ($655,241)
     Pro forma                 ($771,015)          $111,993         ($685,787)
Net earnings per share
     As reported                  ($1.40)             $0.03            ($0.28)
     Pro forma                    ($1.40)             $0.03            ($0.29)


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options and warrants granted during years ended June 30, 2001, and 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 58%, risk-free interest rates of 5%, and expected lives ranging from 1 to 10 years.


NOTE 10 - GAIN ON SALE OF SUBSIDIARY

Effective June 29, 2001 the Company transferred its ownership of Glengarry Holdings (US) Limited to Emmerson Development Trust, a private investment trust established in Hong Kong, for nominal consideration. As part of the sales agreement, the Company assumed a $1,000,000 credit facility from HFC Credit utilized by the Company and Glengarry (US). Since the liabilities transferred exceed the assets transferred the Company realized a gain of $97,203 on the sale.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Subsequent to year end the Company commenced a non cancelable operating lease in August 2001 for its administrative offices. Future minimum lease payments under this lease are as follows:

                             Year Ending
                               June 30,
                               --------
                                2002     $ 7,965
                                2003      47,791
                                2004      47,791
                                2005      39,826


NOTE 12 - CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and mortgage debentures.

The Company maintains its cash accounts primarily with a credit facility located in Hong Kong. The Company is not insured on its cash and cash equivalents of $3,960,031 of which $3,520,780 are pledged against a loan with the same credit facility.

The Company holds ten mortgage debentures all secured by the same property, which is located in France. The mortgage debtures total to approximately twenty-five to thirty percent of the fair market value of the property and are not subordinated to any other debts or liens.