Form 10-K/A
period 2001-06-30
GLENGARRY HOLDINGS LTD
filed 2001-11-13
CIK 1023727

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company as of October 31, 2001 are as follows:

         Name                     Age      Position
         ----                     ---      --------

         David Caney              47      President and Director
         William Bolland          50      Vice President and Director
         Glyn Williams            44      Managing Director of Online
                                          Advisory Limited
         Jacqueline Antin         54      Chief Financial Officer and Director
         Roderick M. Forrest      35      Director (Chairman of the Board)
         Robert J. Mason          38      Director

David B. Caney was appointed as a director, President and Chief Executive Officer on November 2, 2000 of Endless Youth Products, Inc., the Company's predecessor ("Endless Youth") by Mr. Shah, who was then the sole director. He continued in these positions through the Company's Bermuda redomestication merger (the "Redomestication"). Mr. Caney's experience includes a long history of management of international trade and shipping companies including Humatech Ltd. for which he has served as a major director since 1998. Humatech Ltd. is the European distributor for Humatech, Inc., a U.S. based distributor of organic based feed and agricultural products. From 1992 to 1997, he served as a managing director for Crusader Navigation Ltd. (Tunbridge Wells), a British, American and Italian owned operator and manager of commercial ships ranging from 35,000 to 150,000 tons operating in the United Kingdom, the United States, Western Europe, Australia, Asia, the Middle East and South Africa. In such a capacity, he was estimating and budgeting, contract negotiation, customer relations, marketing, development strategy, chartering, administration and day-to-day management. The company carried an average of about 4 million tons of cargo per annum (the lowest being 1997 at 1.3 million and highest being just over 8 million in 1993/4) mostly under long-term contract, on vessels under long term charter. At the peak in 1993/4/5 the company had between 16 and 20 ships in their fleet. Mr. Caney left the partnership in 1997. Prior to joining Crusader Navigation Ltd. in 1992, Mr. Caney co-founded and organized NS Lemos & Co. (London) in 1983, a ship owner at which he was responsible for the company's entry into the market, the purchase and sale of ships and all aspects of ship chartering and fleet marketing, cost estimation and future business development. Concurrent from 1989 to 1992 he also served as director of The Baltic Exchange (London), an international shipping exchange and future market where he served as a member of the finance committee.

William Bolland was appointed Vice President and Director of the Company concurrently with the Company's Redomestication and the appointment of Fairway Management (Bermuda) Ltd. as the Company's Bermudian managers. He has served as Chief Executive Officer for Fairway Management (Bermuda) Ltd., since June 1993. Fairway Management provides professional management to a broad range of international and Bermudian clients including Glengarry Holdings. Mr. Bolland, who holds a professional qualification from Chartered Institute of Public

Finance and Accounting since 1976, has held various positions at Fairway in Bermuda and the United Kingdom including Managing Director and Director of Financing during the past 18 years.

Glyn Williams was appointed Managing Director of Online Advisory Limited on June 18, 2001. Mr. Williams served with NatWest Bank PLC from 1973- 2001, most recently as a Senior Premium Client Manager. In a long career with the Bank, Glyn Williams activities have been centered around delivery of quality & quantative solutions in portfolio management and sales initiatives.

Jacqueline Antin was appointed as a director, Chief Financial Officer and Secretary of Endless Youth on November 2, 2000 by Mr. Shah who was then the sole director. She continued in these positions through the Company's Redomestication. Mrs. Antin also serves the Company as an officer and director of one or more subsidiaries. Mrs. Antin served as a bank officer for NatWest Bank PLC from 1977 to 2000, her most recent title being Senior Manager. At NatWest Bank PLC Mrs. Antin operated in various capacities including lending, securities settlement, investment, mortgages and account management. She offers the company extensive financial and banking experience secured during a career of more than 30 years.

Roderick Forrest was appointed Chairman of the Board of the Company concurrently with the Company's Redomestication. He is a corporate attorney practicing in Bermuda with Wakefield Quin (formerly M.L.H. Quin & Co.), the Company's Bermuda counsel, where he is a Senior Associate. Mr. Forrest qualified as a solicitor in Scotland in 1990 with Gray Muirhead WS in Edinburgh. In 1990 he joined the Legal Services Division of the Bank of Scotland mainly working in the Recoveries Section supervising the Bank's interests in corporate insolvencies and advising on refinancing and capital restructuring. In 1996 he joined M.L.H. Quin & Co., practicing company and commercial law, on matters including mutual funds, limited partnerships, banking, finance and trusts. Mr. Forrest currently holds directorships with a number of international companies. He is a member of the Law Society of Scotland and the Bermuda Bar Association.

Robert J. Mason was appointed a Director of the Company concurrently with the Company's Redomestication and the appointment of Fairway Management (Bermuda) Ltd. as the Company's Bermudian manager. He has served as Executive Officer, Accounting and Information Systems for Fairway Management (Bermuda) Ltd. since 1994 and has been associated with Fairway in various accounting and administrative positions since 1988. Mr. Mason is a Certified Management Accountant and is the current President of the Society of Management Accountants
- Bermuda.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and person who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the companies of such reports furnished to us and representations that no other reports were required, we believe that all person subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during the year ended June 30, 2001.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth all compensation paid or distributed during the fiscal years ended June 30, 1999, 2000 and 2001 for services rendered by each person serving the Chief Executive Officer of the Company during the fiscal year ended June 30, 2001:

                                           ANNUAL COMPENSATION
NAME AND PRINCIPAL                                               AWARDS OF COMMON       ALL OTHER
POSITION                          YEAR   SALARY (1)  BONUSES      STOCK OPTIONS       COMPENSATION
                                  ----   ----------  -------    ------------------    ------------
David Caney,
Current President and
CEO (2)                           2001    $23,988      -0-             -0-              $    -0-

Edward Shah,
Former Chairman and Chief         2000    $   -0-      -0-             -0-              $    -0-
Executive Officer (3)             2001    $70,218      -0-             -0-              $    -0-
---------

(1)      Includes consulting payments in lieu of salary.
(2)      Assumed office November 2, 2000.
(4)      Assumed office June 1, 2000 and resigned as CEO November 2, 2000.

         No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by or paid to the named executive officers during any of the Company's last three fiscal years. There are no other persons serving the Company as executive officers whose compensation exceeded $100,000 for services rendered to the Company in all such capacities during the year ended June 30, 2001.

Board Report on Executive Compensation

         The Board of Directors did not, during the year ended June 30, 2001, have a compensation or similar committee. Accordingly, the full Board of Directors is responsible for determining and implementing the compensation policies of the Company. The Company's principal activities during fiscal year 2001 related to the identification and structuring of strategic acquisitions and, accordingly, compensation was paid to executives based upon time and effort devoted to specific administrative tasks.

         The Board's executive compensation policies going forward will be designed to offer competitive compensation opportunities for all executives which are based on personal performances, individual initiative and achievement, as well as assisting the Company in attracting and retaining qualified executives. The Board also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value.

         Compensation which will be paid to the Company's executive officers will generally consist of the following elements: base salary, annual bonus and long-term compensation in the form of stock options and any pension or long term compensation plans which the Company adopts in the future. Compensation levels for executive officers of the Company will be determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Company's executive compensation philosophy. Subjective considerations of individual performance will be considered in establishing annual bonuses and other incentive compensation. In addition, the Board will consider the Company's financial position and cash flow in making compensation decisions.

         The Company may in the future have certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed.

1996 Stock Option Plan

         In July 1996 the Company adopted the 1996 Stock Option Plan to provide for the grant of incentive and non-qualified stock options to selected employees, officers and directors. The Plan was amended as of June 2, 1999 to increase the number of shares available thereunder. The Plan currently allows for the issuance of options to purchase up to 125,000 shares of common stock. The vesting schedule of the Plan allows for the exercise of a portion of the options granted beginning after one year with full exercisability of all options granted not more then ten years after the date of grant. As of June 30, 2001, options to purchase 6,000 shares of common stock were outstanding at exercise prices ranging from $6.25 to $25.00 per share. As of June 30, 2001, 95,000 shares of common stock were available for future grants under the Plan.

Option Grants and Exercises

        During the year ended June 30, 2001, there were no options granted or exercised under the 1996 Stock Option Plan.

Director Compensation

         Directors are not paid any cash compensation for serving on the board. Directors who are not officers or employees of the Company are eligible to receive grants of non-qualified options under the Company's 1996 Stock Option Plan. No such grants were made during the fiscal year ended June 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following information with respect to the outstanding shares of the Company's common stock beneficially owned by (i) each director of the Company,
(ii) the chief executive officer, (iii) all beneficial owners of more than five percent of common stock known to the Company and (iv) the directors and executive officers as a group, is furnished as of October 31, 2001, except as otherwise indicated.

NAME  OF                         AMOUNT AND NATURE OF
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS (1)
----------------               ------------------------     --------------------
David Caney                            -0-                          0%
William Boland                         -0-                          0%
Jacqueline Antin                       -0-                          0%
Roderick M. Forrest                    -0-                          0%
Robert J. Mason                        -0-                          0%

All Officers and Directors as
a Group (six persons)                  -0-                          0%
------------

(1) Unless otherwise indicated below, each director, executive officer and five percent shareholder has sole voting and investment power with respect to all shares beneficially owned.

Item 13. Certain Relationships and Related Transactions.

         There were no transactions or relationships between the company and any director or executive officer or members of their respective immediate families involving more than $60,000 during the year ended June 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Exhibits

EXHIBIT NO.                DESCRIPTION

2.1 Agreement and Plan of Merger dated as of December 6, 2000 by and among Endless Youth Products, Inc, a Nevada corporation, Endless Youth Products, Ltd., a Bermuda company, and EYPI Merger Corp., a Nevada corporation (included as annex A to the proxy statement/prospectus). (1)

2.2 Securities Exchange Agreement dated June 29, 2001 between Glengarry Holdings Limited and the shareholders of Online Advisory Limited represented by Rosewood Company Limited (Equity Services). (3)

2.3 Stock Sale Agreement dated as of June 29, 2001 between Glengarry Holdings Limited and Emmerson Development Trust. (3)

3.1 Memorandum of Association of Glengarry Holdings Limited (formerly Endless Youth Products, Ltd.), a Bermuda company (included as annex B to the proxy statement/prospectus). (1)

3.2 Bye-Laws of Glengarry Holdings Limited (Endless Youth Products, Ltd.), a Bermuda company (included as annex C to the proxy statement/prospectus). (1)

3.3               Deed consolidating common shares dated February 6, 2001. (2)

10.1              Registration Rights Agreement dated June 29, 2001. (3)

10.2              Escrow Agreement dated June 29, 2001. (3)

10.3              1996 Stock Option Plan. (4)

10.4              Amendment No. 1 to Stock Option Plan. (4)

10.5              Amendment No. 2 to Stock Option Plan. (4)

10.6 Lease dated August 20, 2001 between Elderwalk Limited and Online Advisory Limited.

10.7 Form of Bearer Debentures owned by the Registrant and issued by Oakland Finance Limited.

11.1 Statement re: calculation of per-share earnings. (See Note 1 to the Consolidated Financial Statements)

21.1              Subsidiaries of the Registrant:

                  Online Advisory Limited (U.K.)                       100%
                  Glengarry Software Solutions Limited (Bermuda)       100%
-------------
(1) Filed as an exhibit to the Registrant's registration statement on Form S-4 (333-50520).
(2)      Filed as an exhibit to the Form 10-K for the year ended June 30, 2001.
(3) Filed as an exhibit to the Registrant's current report on Form 8-K dated June 29, 2001.
(4)      Filed as an exhibit to the Registrant's Form 10-SB.

         (b) Financial Statement Schedules

         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

         (c) Reports on Form 8-K

         Form 8-K report dated June 29, 2001.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2001          GLENGARRY HOLDINGS LIMITED


                                  By:   /s/ David Caney
                                       ----------------------------------------
                                          David Caney
                                          President and Chief Executive Officer

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

/s/ Beckman, Kirkland & Whitney

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