Form 10-Q
period 2001-09-30
GLENGARRY HOLDINGS LTD
filed 2001-11-15
CIK 1023727

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

For the Quarterly Period Ended
September 30, 2001                                 Commission File No. 000-26611


                           GLENGARRY HOLDINGS LIMITED
             (Exact name of Registrant as specified in its Charter)

            Bermuda                                          N/A
---------------------------------           ------------------------------------
   (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

P.O. Box HM 1154, 10 Queen Street, Hamilton, Bermuda              HMEX
----------------------------------------------------              ------
(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code:     (441) 292-8822
---------------------------------------------------

Former name, former address and former fiscal year,
 if changed since last report:   N/A
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]


As of November 14, 2001, there were 40,793,650 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                                  GLENGARRY HOLDINGS, LTD AND SUBSIDIARIES
                                                BALANCE SHEETS


                                                               September 30,                         June 30,
                                                                   2001                                2001
                                                          ------------------------            ------------------------
                         ASSETS
CURRENT ASSETS
     Cash                                                 $             3,107,001             $               439,251
     Restricted Cash                                                                                        3,520,780
     Accounts Receivable - Trade                                          464,455                              18,112
     Interest Receivable                                                   16,873                              16,108
                                                          ------------------------            ------------------------

          TOTAL CURRENT ASSETS                                          3,588,329                           3,994,251

PROPERTY AND EQUIPMENT
     net of accumulated depreciation (Notes 1 & 2)                        109,456                              88,658
                                                          ------------------------            ------------------------

OTHER ASSETS
     Other Receivables                                                     44,657
     Mortgage Debentures Receivable                                     6,541,414                           6,270,695
                                                          ------------------------            ------------------------

          TOTAL ASSETS                                    $            10,283,856             $            10,353,604
                                                          ========================            ========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $                40,423             $               222,155
     Notes and Loans Payable                                            3,387,080                           3,196,290
     Accrued Expenses                                                       1,633                               8,450
                                                          ------------------------            ------------------------

         TOTAL LIABILITIES                                              3,429,136                           3,426,895



SHAREHOLDERS' EQUITY
     Preferred stock, $.005 par value, authorized
       50,000,000 shares; no shares issued and
       outstanding at September 30, 2001 and June 30, 2001
     Common stock, $.05 par value,
       authorized 50,000,000 shares; 40,793,650 shares
       issued and outstanding at September 30, 2001, and
       40,793,650 shares issued and outstanding at
       June 30, 2001.                                                   2,039,682                           2,039,682
    Additional paid-in capital                                          7,321,929                           7,321,929
    Accumulated deficit                                                (2,741,740)                         (2,434,902)
    Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustments                   234,849
                                                          ------------------------            ------------------------
    Total shareholders' Equity                                          6,854,720                           6,926,709
                                                          ------------------------            ------------------------

        TOTAL LIABILITIES AND
        SHAREHOLDER'S EQUITY                              $            10,283,856             $            10,353,604
                                                          ========================            ========================

                                  GLENGARRY HOLDINGS, LTD AND SUBSIDIARIES
                                           STATEMENTS OF OPERATIONS


                                                              For the three months ended
                                                                     September 30,
                                                              2001                   2000
                                                        ------------------     ------------------
Gross receipts                                          $         464,455      $          36,720
    Less: Returns and allowances                                        -                      -
                                                        ------------------     ------------------

Net sales                                                         464,455                 36,720

Cost of sales                                                           -                      -
                                                        ------------------     ------------------

        Gross profit                                              464,455                 36,720

Selling, general and administrative
    expenses                                                      641,504                 27,442
                                                        ------------------     ------------------

    Income (loss) from operations                                (177,049)                 9,278

Other income and (expenses)                                                                    -
   Interest income                                                 68,400
   Interest expense                                               (42,310)                   (15)
   Foreign currency transaction loss                             (155,879)

   Income (loss) before income taxes                             (306,838)                 9,293

   Provision for income taxes - (Note 6)                                -                      -
                                                        ------------------     ------------------

        Net income (loss) from continuing operations             (306,838)                 9,293


Net income (loss)                                       $        (306,838)     $           9,293
                                                        ==================     ==================


Income (loss) per share amounts:
      Basic:
          Net income (loss) from continuing operations  $           (0.01)     $            0.03
      Diluted:
          Net income (loss) from continuing operations  $           (0.01)     $            0.03
      Weighted average common  and
        common equivalent shares:
          Basic                                                40,793,650                330,688
                                                        ==================     ==================

          Diluted                                              40,793,650                330,688
                                                        ==================     ==================


                                                             STATEMENT OF COMPREHENSIVE INCOME

                                                               For the three months ended
                                                                       June 30,
                                                              2001                   2000
                                                        ------------------     ------------------
Net income(loss)                                        $        (306,838)     $           9,293

Other comprehensive income:
    Currency translation adjustment                               234,849                      -
                                                        ------------------     ------------------

Comprehensive income(loss)                              $         (71,989)     $           9,293
                                                        ==================     ==================

                                 GLENGARRY HOLDINGS, LTD AND SUBSIDIARIES
                                        STATEMENTS OF CASH FLOWS


                                                                     For the three months ended September 30,
                                                                         2001                    2000
                                                                         ----                    ----
CASH FLOWS FROM  OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                 $         (306,838)     $             9,263
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation & amortization                                                   572
   (Increase) in mortgage debentures receivable                             (270,719)
   (Increase) Decrease in accounts receivable                               (446,343)
   (Increase) Decrease in interest receivable                                   (765)
   (Increase) Decrease in other receivables                                  (44,657)
   Increase (Decrease) in accounts payable                                  (181,732)                  (9,263)
   Increase (Decrease) in accrued expenses                                    (6,817)
                                                                  -------------------     --------------------
                                                                                                            -
    NET CASH USED IN OPERATING ACTIVITIES                                 (1,257,299)
                                                                  -------------------     --------------------

CASH FLOW FROM INVESTING ACTIVITIES                                                                         -
   Purchases of furniture, fixtures & equipment                              (21,370)
                                                                  -------------------     --------------------

CASH USED FOR INVESTING ACTIVITIES                                           (21,370)

CASH FLOW FROM FINANCING ACTIVITIES
    Increase in loans payable                                                190,790                        -
                                                                  -------------------     --------------------

NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                                     190,790                        -
                                                                  -------------------     --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      234,849

NET CHANGE IN CASH                                                          (853,030)

CASH AT BEGINNING OF YEAR                                                  3,960,031                      165
                                                                  -------------------     --------------------

CASH AT END OF YEAR                                               $        3,107,001      $               165
                                                                  ===================     ====================

Supplemental Cash Flow Information:
    Interest expense paid during the period was:                  $           42,310      $                15

                                             GLENGARRY HOLDINGS, LTD AND SUBSIDIARIES
                                               STATEMENTS OF SHAREHOLDERS' DEFICIT



                                                                   Additional        Accumu-         Cumulative           Net
                                 Common Stock                        paid in          lated          Translation     Shareholders'
                                    Shares           Amount          Capital         Deficit         Adjustment         Deficit
                                ----------------  --------------  --------------  ---------------  ----------------  --------------
Balance at June 30, 2001             40,793,650   $   2,039,682   $   7,321,929   $   (2,434,902)  $             -   $   6,926,709

Net Income for Period                                                                   (306,838)                         (306,838)

Foreign Currency Translation                                                                               234,849         234,849
                                ----------------  --------------  --------------  ---------------  ----------------  --------------

Balance at September 30, 2001        40,793,650   $   2,039,682   $   7,321,929   $   (2,741,740)  $       234,849   $   6,854,720
                                ================  ==============  ==============  ===============  ================  ==============

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glengarry Holdings Ltd. a Bermuda Company was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada Subsidiary of Glengarry Holdings Ltd. The shareholders of Endless Youth Products Inc. became shareholders of Glengarry Holdings Ltd. EYPI Merger Corp. was dissolved, Endless Youth Products Inc. became a wholly owned subsidiary of Glengarry Holdings Ltd. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. In June of 2001 Glengarry Holdings Ltd. disposed of its interest in Glengarry Holdings (US) Limited. Glengarry Holdings Ltd. and its subsidiaries (The Company) is engaged in selling computer software systems, system financing and advisory services with special consideration to Internet technology.

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

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                            Septmeber 30,          June 30,
                                                2001                 2001
                                         ----------------      --------------

Furniture and Fixtures                        $ 56,979              $ 35,609
Computer Equipment                            $ 55,138              $ 55,138
   less: Accumulated Depreciation             $ (2,661)             $ (2,089)
                                         --------------        --------------
                                              $109,456              $ 88,658
                                         ==============        ==============


Depreciation expense charged to operations was $572, for the three months ended September 30, 2001 and $3,200 for the year ended June 30, 2001.


NOTE 3 - NOTES AND LOANS PAYABLE

At September 30, 2001 the Company had a loan payable in the amount of JPY 400,000,000 Japanese Yen which translates to $3,375,820 U.S. dollars. This loan accrues interest at 1.5% per annum and is due in June 2002.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001


NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the three months ended September 30, 2001 and September 30, 2000. The Company currently conducts its business activities in Bermuda, a non-taxable foreign jurisdiction.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely than not.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                          September 30, 2001     June 30, 2001
                                         --------------------   ---------------
Federal Statuatory rate                           34  %                  34  %
Adjustment for business conducted in
    nontaxable foreign jurisdiction              (34) %
Valuation allowance adjustment                     0  %                 (34) %
                                         ---------------        ---------------
Effective rate                                     0  %                   0  %
                                         ===============        ===============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-Q.

General

Glengarry Holdings, Ltd. and subsidiaries, (the "Company") engages in the business of selling computer software systems and advisory services with special emphasis on Internet technology. The following discussion is based on the financial statements for the three months ending September 30, 2001 and 2000. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Results of Operations

Net Sales. Net sales for the three months ended September 30, 2001 increased by $427,735 or 1165% compared to the three months ended September 30, 2000. Net sales for the three months ended September 30, 2001 primarily consisted of software sales and consulting and financing services. The increase in sales is the result of the Company's expansion in the sale of software systems and services, which has been supplemented by the acquisition of Online Advisory Limited in June of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $614,042 during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This increase was due to increased sales and marketing activity, and miscellaneous non- recurring expenses related to the Company's expansion into new facilities.

Net Income. The Company realized a net loss $(306,838) for the three months ended September 30, 2001 compared to net income of $9,293 for the corresponding period of the prior year. The increased losses were due to the increased selling, general and administrative expenses discussed above as well as a realized loss of $155,879 related to transactions in foreign currency. Adjustments of $234,849 related to currency translations resulting from the difference in the value of liabilities owed in foreign currency and assets held in foreign currency compared to the value of the U.S. dollar, reduced the comprehensive loss to $(71,989).

Liquidity and Capital Resources

Although the Company has a history of operating losses, management believes working capital obtained through its recent acquisitions will be sufficient to fund the Company's operations and capital requirements for the 2002 fiscal year. In addition, the Company's subsidiary has entered into a borrowing arrangement with a Hong Kong financial institution. At September 30, 2001, there was $3,387,080 outstanding under the loan. The loan was a fixed facility of JPY400,000,000 which accrues interest at 1.5% per month and is due June 2002. Although the Company does not have any commitment for additional working capital loans, it believes that its cash is sufficient to meet its capital requirements at the present time.

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


Dated:   November 15, 2001                  GLENGARRY HOLDINGS LIMITED



                                            By:  /s/ Jacqueline Antin
                                                 ------------------------------
                                                 Jacqueline Antin, CFO