Form 10-Q
period 2001-12-31
GLENGARRY HOLDINGS LTD
filed 2002-02-06
CIK 1023727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                     Commission File No. 000-26611
December 31, 2001

                           GLENGARRY HOLDINGS LIMITED
             (Exact name of Registrant as specified in its Charter)

                Bermuda                                  N/A
   ------------------------------------ --------------------------------------
         (State or jurisdiction of                  (IRS Employer
       incorporation of organization)             Identification No.)


P.O. Box HM 1154, 10 Queen Street, Hamilton, Bermuda               HMEX
------------------------------------------------------           ---------
(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code:           (441) 295-3511
-----------------------------------------------------

Former name, former address and former fiscal year
if changed since last report:   N/A
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes (X) No ( )

As of February 1, 2002 there were 40,793,650 shares of Common Stock Outstanding

                         Part I - FINANCIAL INFORMATION


Item 1:   Financial Statements

                                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                                 BALANCE SHEETS
                                                   (UNAUDITED)


                                                                    December 31,                           June 30,
                                                                        2001                                 2001
                                                                 ------------------                   ------------------
                          ASSETS
CURRENT ASSETS
     Cash                                                        $        3,509,465                   $          439,251
     Restricted cash                                                                                           3,520,780
     Accounts receivable - trade                                                189                               18,112
     Interest receivable                                                                                          16,108
                                                                 ------------------                   ------------------
          TOTAL CURRENT ASSETS                                            3,509,654                            3,994,251

PROPERTY AND EQUIPMENT
     net of accumulated depreciation (Notes 1 & 2)                          111,297                               88,658
                                                                 ------------------                   ------------------

OTHER ASSETS
     Mortgage loans & debentures receivable                               7,032,358                            6,270,695
                                                                 ------------------                   ------------------

          TOTAL ASSETS                                           $       10,653,309                   $       10,353,604
                                                                 ==================                   ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $           14,605                   $          222,155
                                                                 ------------------                   ------------------
     Notes and loans payable                                              3,072,159                            3,196,290
     Accrued expenses                                                                                              8,450
                                                                 ------------------                   ------------------
         TOTAL LIABILITIES                                                3,086,764                            3,426,895



SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.005 par value, authorized
       50,000,000 shares; no shares issued and
       outstanding at December 31, 2001 and June 30, 2001
     Common stock, $.05 par value, authorized 50,000,000
       shares; 40,793,650 shares issued and outstanding
       at December 31, 2001, and 40,793,650 shares
       issued and outstanding at June 30, 2001.                           2,039,682                            2,039,682
    Additional paid-in capital                                            7,321,929                            7,321,929
    Accumulated deficit                                                  (2,017,316)                          (2,434,902)
    Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustments                     222,250
                                                                 ------------------                   ------------------
    Total shareholders' Equity (Deficit)                                  7,566,545                            6,926,709
                                                                 ------------------                   ------------------

        TOTAL LIABILITIES AND
        SHAREHOLDER'S EQUITY (DEFICIT)                           $       10,653,309                   $       10,353,604
                                                                 ==================                   ==================

                                      See accompanying notes to financials statements

                                            GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                                    STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)

                                                         For the three months ended               For the six months ended
                                                                December 31,                            December 31,
                                                          2001                2000                2001               2000
                                                       ----------           ---------          ----------          ---------
Revenues                                               $  531,382           $       -          $  995,837          $  36,720

Cost of revenues                                          124,837                   -             235,542                  -
                                                       ----------           ---------          ----------          ---------
        Gross profit                                      406,545                   -             760,295             36,720

Selling, general and administrative
  expenses                                                227,173             314,384             477,489            341,826
                                                       ----------           ---------          ----------          ---------
    Income (loss) from operations                         179,372            (314,384)            282,806           (305,106)

Other income and (expenses)                                                         -                                      -
   Interest income                                        166,775                                 235,175
   Interest expense                                           (82)             (1,829)            (42,392)            (1,844)
   Foreign currency gain (loss)                            97,876                                 (58,003)
                                                       ----------           ---------          ----------          ---------

   Income (loss) before income taxes                      443,941            (316,213)            417,586           (306,950)

   Provision for income taxes - (Note 6)                        -                   -                   -                  -
                                                       ----------           ---------          ----------          ---------


Net income (loss)                                      $  443,941           $(316,213)         $  417,586          $(306,950)
                                                       ==========           =========          ==========          =========

Income (loss) per share amounts:
   Basic:
       Net income (loss)                               $     0.01           $   (0.10)         $     0.01          $   (0.09)
   Diluted:
       Net income (loss)                               $     0.01              N/A             $     0.01              N/A
   Weighted average common and
     common equivalent shares:
       Basic                                           40,793,650           3,306,878          40,793,650          3,306,878
                                                       ==========           =========          ==========          =========
       Diluted                                         40,793,650           3,306,878          40,793,650          3,306,878
                                                       ==========           =========          ==========          =========

                                            STATEMENT OF COMPREHENSIVE INCOME

                                                         For the three months ended               For the six months ended
                                                                December 31,                            December 31,
                                                          2001                2000                2001               2000
                                                       ----------           ---------          ----------          ---------
Net income(loss)                                        $ 443,941          $ (316,213)          $ 417,586         $ (306,950)

Other comprehensive income:
    Currency translation adjustment                       (12,599)                  -             222,250                  -
                                                        ---------          ----------           ---------         ----------

Comprehensive income(loss)                              $ 431,342          $ (316,213)          $ 639,836         $ (306,950)
                                                        =========          ==========           =========         ==========

                                           See accompanying notes to financials statements

                                            GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                               STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (UNAUDITED)


                                                                   Additional        Accumu-         Cumulative           Net
                                 Common Stock                        paid in          lated          Translation     Shareholders'
                                    Shares           Amount          Capital         Deficit         Adjustment         Deficit
                                ----------------  --------------  --------------  ---------------  ----------------  --------------
Balance at June 30, 2001             40,793,650     $ 2,039,682     $ 7,321,929     $ (2,434,902)        $       -     $ 6,926,709
                                     ----------     -----------     -----------     ------------         ---------     -----------
Net Income for Period                                                                    417,586                           417,586

Foreign Currency Translation                                                                               222,250         222,250
                                     ----------     -----------     -----------     ------------         ---------     -----------

Balance at December 31, 2001         40,793,650     $ 2,039,682     $ 7,321,929     $ (2,017,316)        $ 222,250     $ 7,566,545
                                     ==========     ===========     ===========     ============         =========     ===========


                                           See accompanying notes to financials statements

                                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                For the six months ended December 31,
                                                                                    2001                    2000
                                                                              ----------------         ---------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                             $        417,586         $      (306,950)

Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation & amortization                                                          12,435
   (Increase) in mortgage debentures receivable                                       (481,180)
   (Increase) Decrease in accounts receivable                                           17,922
   (Increase) Decrease in interest receivable                                           16,108
   (Increase) Decrease in other receivable                                                                     (10,000)
   Increase (Decrease) in accounts payable                                            (207,550)                316,950
   Increase (Decrease) in accrued expenses                                              (8,450)
                                                                              ----------------         ---------------

    NET CASH USED IN OPERATING ACTIVITIES                                             (233,129)                      -
                                                                              ----------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of furniture, fixtures & equipment                                        (35,073)
   Purchase of mortgage note receivable                                               (280,483)
                                                                              ----------------         ---------------

   NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                                                             (315,556)                      -
                                                                              ----------------         ---------------

CASH FLOW FROM FINANCING ACTIVITIES
    Increase (Decrease) in loans payable                                              (124,131)                      -
                                                                              ----------------         ---------------

   NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                                             (124,131)                      -
                                                                              ----------------         ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                222,250

NET CHANGE IN CASH                                                                    (450,566)

CASH AT BEGINNING OF YEAR                                                            3,960,031                     165
                                                                              ----------------         ---------------

CASH AT END OF YEAR                                                           $      3,509,465         $           165
                                                                              ================         ===============

Supplemental Cash Flow Information:
    Interest expense paid during the period was:                              $         42,392         $         1,844

                                       See accompanying notes to financials statements

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       DECEMBER 31, 2001 AND JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glengarry Holdings Ltd. a Bermuda Company was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada Subsidiary of Glengarry Holdings Ltd. The shareholders of Endless Youth Products Inc. became shareholders of Glengarry Holdings Ltd. EYPI Merger Corp. was dissolved, Endless Youth Products Inc. became a wholly owned subsidiary of Glengarry Holdings Ltd. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited and this Company was subsequently sold in June 2001. Glengarry Holdings Ltd. and its subsidiaries (The Company) is engaged in selling computer software systems, system financing and advisory services.

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

Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

                  Furniture and Fixtures         7 years
                  Computer Equipment             5 years

Revenue Recognition

Revenue from commissions on software sales and financing is recognized when received. Revenue from advisory services is recognized on signing of contract and receipt of deposit.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       DECEMBER 31, 2001 AND JUNE 30, 2001


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


NOTE 2- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                        December 31,           June 30,
                                            2001                 2001
                                            ----                 ----

Furniture and Fixtures                $        70,683      $        35,609
Computer Equipment                    $        55,138      $        55,138
   less: Accumulated Depreciation     $       (14,524)     $        (2,089)
                                      ----------------     ----------------
                                      $       111,297      $        88,658
                                      ================     ================


Depreciation expense charged to operations was $12,435, for the six months ended December 31, 2001 and $2,089 for the year ended June 30, 2001.


NOTE 3 - NOTES AND LOANS PAYABLE

At December 31, 2001 the Company had a loan payable in the amount of JPY 402,882,878 Japanese Yen which translates to $3,072,159 U.S. dollars. This loan accrues interest at 1.5% per annum and is due in June 2002.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       DECEMBER 31, 2001 AND JUNE 30, 2001


NOTE 4 - INCOME TAXES

There is no current or deferred income tax expense for the six months ended December 31, 2001 and December 31, 2000. The Company currently conducts its business activities in Bermuda, a non-taxable foreign jurisdiction.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely than not.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                          December 31, 2001    December 31, 2000
                                          -----------------    -----------------
Federal Statuatory rate                         34  %                34  %
Adjustment for business conducted in
  nontaxable foreign jurisdiction              (34) %
Valuation allowance adjustment                   0  %               (34) %
                                           --------------      --------------
Effective rate                                   0  %                 0  %
                                           ==============      ===============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's financial statement and the notes thereto set forth in this Form 10-Q.

General

Glengarry Holdings, Ltd. And subsidiaries, (the "Company") engages in the business of selling commercial finance and computer hardware and software systems, for which it receives an agency commission. The Company also provides IT and advisory services. The following discussion is based on the financial statements for the six months ending December 31, 2001 and 2000. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Results of Operations

Revenues. Revenues for the six months ended December 31, 2001 increased by $959,117 or 2612% compared to the six months ended December 31, 2000. Revenues for the three months ended December 31, 2001 were $531,382. There were no revenues for the three months ended December 31, 2000. Revenues for the six months ended December 2001 primarily consisted of commissions generated from software sales and related financing and system consulting services. The increase in sales is the result of the Company's continued development since 29 June 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $135,663 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Selling, general and administrative expenses decreased by $87,211 for the three months ended December 31, 2001 compared to December 31, 2000. This overall increase was due to increased sales and marketing activity, and miscellaneous non-recurring expenses related to the Company's expansion into new facilities. The decrease for the three-month period was a result of a decrease in non-recurring expense relating to the implementation of the Company's current business strategy. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Liquidity and Capital Resources

Although the Company has a history of operating losses, management believes working capital obtained through its recent acquisitions will be sufficient to fund the Company's operations and capital requirements for the 2002 fiscal year. As the Company continues to shape its strategy there is a focus on liquidity to ensure business aims can be swiftly implemented.

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

                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

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


Dated:   February 6, 2002                   GLENGARRY HOLDINGS LIMITED



                                             By:   /s/ Jacqueline Antin
                                                 -------------------------
                                                   Jacqueline Antin, CFO