Form 10-K/A
period 2001-06-30
GLENGARRY HOLDINGS LTD
filed 2002-05-01
CIK 1023727

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

                       Commission File Number: 000-26611


                           GLENGARRY HOLDINGS LIMITED
             (Exact Name of Registrant as Specified in its Charter)

           Bermuda                                               N/A
--------------------------------                         --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

           P.O. Box HM1154, 10 Queen Street, Hamilton, HM EX, Bermuda
                    (Address of Principal Executive Offices)

                                 (441) 295-3511
                          Registrants telephone number

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.05 par value
                           ---------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State registrant's revenues for its most current fiscal year $32,049.

As of April 17, 2002, the aggregate value of the registrant's voting stock held by non-affiliates was $33,450,998 (computed by multiplying the average bid and asked price on April 17, 2002 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

At April 17, 2002, 40,793,900 shares of Common Stock were outstanding, which is the registrant's only class of common stock.

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

GENERAL


         The registrant, Glengarry Holdings Limited (the "Company") was incorporated under the laws of Bermuda in November 2000. Prior to redomiciling in Bermuda in February 2001, the registrant was a Nevada corporation named Endless Youth Products, Inc. ("Endless Youth"). See "Background" below. The Company, through its operating subsidiaries, is currently engaged in the sale of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing. It actively markets its services in Europe, Asia and the Middle East. Prior to June 2001, the Company was involved in the business of developing, marketing and distributing proprietary vitamins, nutritional skin care and similar products under the trade name "Endless Youth".: This health-related business was discontinued and sold in June 2001.


BACKGROUND

Redomestication Transaction


         The Company's predecessor company, Endless Youth, was involved in the business of developing, marketing and distributing proprietary vitamins, nutritional skin care and similar products In June, 2000 Endless Youth's sole officer and director determined to abandon this business and, together with EXP International LLC transferred a controlling interest in the Company to the Sababurg Foundation and several other parties. Following this change of control and management, the Company's new management embarked on a plan to change the Company's jurisdiction of organization from Nevada in the United States to Bermuda, in order to maximize future earnings in the international technology and finance sector.


         The Bermuda redomestication transaction was completed pursuant to a vote of the shareholders of Endless Youth after the distribution of a Prospectus/Proxy Statement dated and declared effective December 7, 2000 (Form S-4 Registration Statement No. 333-50520). As a result of the merger approved by the shareholders of Endless Youth, Endless Youth merged with EYPI Merger Corp., a Nevada subsidiary of Glengarry Holdings Limited, a Bermuda company. On February 2, 2001, the effective date of the merger, the holders of shares of common stock of Endless Youth became holders of common shares of Glengarry Holdings, EYPI Merger Corp. was dissolved, Endless Youth became a wholly owned subsidiary of Glengarry Holdings Limited, and the name of Endless Youth was changed to "Glengarry Holdings (US) Limited."

Acquisition of Online Advisory Limited.


         Effective June 29, 2001 the Company acquired 100% of the issued and outstanding stock of Online Advisory Limited, a company organized under the laws of England and Wales ("Online Advisory"), based in Great Britain. Online Advisory was organized in July 1999 and is engaged in the business of IT services, specializing in finance for computer software as well as the distribution of computer hardware and software. At the same time, the Company sold its subsidiary, Glengarry Holdings (US) Limited, a Nevada corporation, to the Emmerson Development Trust for nominal consideration. Glengarry (US) was the repository of assets and liabilities of the nutritional products business conducted under the name "Endless Youth Products" by the Company prior to June, 2000.

         The Company acquired Online Advisory Limited for its net asset value, British Pounds, 5,714,940 (US$8,091,212) in exchange for 40,455,800 shares of the Company's Common Stock. These shares were issued in exact percentage terms to 215 shareholders of Online Advisory Limited, being all the shareholders of Online Advisory Limited. The Company has agreed to register these shares for possible resale under the Securities Act of 1933, as amended. The former management of Online Advisory Limited have remained as non-executive senior marketing and administration staff.

         The acquisition is considered an acquisition of Glengarry Holdings Limited (the accounting subsidiary/legal parent) by Online Advisory (the accounting parent/legal subsidiary), for accounting purposes, and has been accounted for as a purchase of the net assets of Glengarry Holdings by Online Advisory in the consolidated financial statements. The consolidated financial statements are issued under the name of Glengarry Holdings, but are a continuation of the financial statements of the accounting acquirer, Online Advisory. See Note 1 to the audited consolidated financial statements included in this Form 10-K. Accordingly, unless otherwise indicated, all descriptions of the business and historical operations of the Company refer to the business and operations of our legal subsidiary, Online Advisory Limited.


Overview


         The Company, through its operating subsidiaries Online Advisory and Glengarry Software Solutions Limited, is currently engaged in the marketing, distribution and sale of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing, with emphasis on multi-lingual applications to new and existing systems. It actively markets its services in Europe, Asia and the Middle East.

         The Company's principal executive office is located at 10 Queen Street, Hamilton HM EX, Bermuda, where its telephone number is (441) 295-3511.

The Industry


         The worldwide IT products and services distribution industry generally consists of:

         o manufacturers and software publishers, which we collectively call suppliers or vendors, and which sell directly to distributors, resellers and end-users;

         o        distributors, which sell to resellers; and

         o resellers, which sell directly to end-users and, in certain cases, to other resellers.

         A variety of reseller categories exist, including value-added resellers ("VARs"), corporate resellers, systems integrators, original equipment manufacturers ("OEMs"), direct marketers, independent dealers, reseller purchasing associations, PC assemblers, and computer retailers. Outside the United States, which represent over half of the IT industry's sales, the markets are characterized by more fragmented distributions channels. Commissioned sales agents and representatives generally sell to resellers or end-users and arrange for the purchase of a wide range of products in bulk directly from vendors or other resellers. Characteristics of the local reseller and vendor environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.

         According to a December 2001 report of International Data Corp. (IDC), total worldwide IT spending on hardware, software, and services was estimated at approximately $996 billion for calendar year 2001. Despite the current economic downturn that has impacted overall demand for IT products and services, distribution continues to serve a significant role in delivering IT products to market in a low-cost manner. Suppliers are pursuing strategies to outsource functions such as distribution, service, and technical support to supply chain partners as they look to minimize costs and focus on their core competencies in manufacturing, product development, and marketing. In addition, the original market research undertaken in the Company's chosen markets demonstrated that, with the necessity to reduce headcount and deliver efficiency, companies would have greater reliance on IT systems in order to remain competitive.

         The technology distribution industry has undergone significant consolidation as a result of several factors. More restrictive terms and conditions from vendors, reductions in the number of vendor-authorized distributors, a high level of price competition among distributors, and evolving vendor business models (e.g., direct selling to a fragmented market) have driven several of the weaker companies from the market. During 1999 and early 2000, a number of significant players within the worldwide IT distribution industry substantially exited or merged with other players within the distribution market.

         The number of emerging industry trends provide new opportunities and challenges for distributors of IT products and services. For example, the focus on driving efficiency in business models, and, in particular, in the supply chain, provides distributors with an additional means to serve both suppliers and reseller customers by becoming providers of IT supply chain services. Furthermore, manufacturer-direct sales initiatives utilizing in-house sales force or commissioned sales agents, developed in an effort to duplicate the success of the direct sales business model, have been widely adopted by large suppliers.

         As resellers and vendors continue to seek ways to reduce costs and improve efficiencies, distributors are responding with a variety of new value-added services. Many of these services are now delivered in conjunction with outsourcing initiatives in which companies choose to focus more exclusively on core competencies and rely on third-party suppliers for other requirements. The outsourcing trend is evident among both small and large IT resellers as well as vendors. In response, companies are offering sales/account management, credit, technical support, education, marketing logistics management and other business solutions.


Customers, Products and Services


         Our operating subsidiary, Online Advisory Limited, was formed in July 1999 to provide a "one stop" IT solution for companies requiring a package of hardware, software, ongoing support and leasing finance. Accelerating technological advancement, the tendency for organizations to migrate to multivendor distributed networks and the increased globalisation of corporate activity have all contributed to a significant increase in the sophistication and interdependency of corporate IT systems. Along with this new autonomy is a heightened emphasis on budgets with businesses looking to access the most cost efficient method of achieving their requirements. Here, we believe that finance packages can play a major part in this equation and being able to provide this as part of the overall package is attractive to customers.

         Customers: We market computer hardware and software products - including peripherals, systems, networking, components and software - of manufacturers and publishers to our customers in international markets. Our current customers are largely in the healthcare industry, including research laboratories, clinics, and particularly hospitals, where new products are continually in demand as medical progress is made. The medical profession is going through fundamental change worldwide, with demographics revealing ever more people being treated and the ability to treat more and more illnesses. With this as a backdrop and a more demanding population worldwide, we have focused and targeted our operations on the healthcare industry.

         We offer a bespoke client service . An initial consultation with the client will establish their requirements, from budget and timescale, through financing, delivery and ongoing support. We do not manufacture any of the products we market. We derive our income solely from agency commissions on system sales and finance and fees for advisory services.

         Products: We market a wide variety of products, from computer hardware vendors and suppliers and software publishers worldwide, depending on the requirements of our customers . We emphasize multi-lingual applications to new and existing systems. Product assortments vary by market, and our sales of our vendors' products vary from country to country. Our vendors generally warrant the products we market on their behalf and allow returns of defective products, including those returned to us by our customers. We do not independently warrant the products we distribute; however, we do warrant the services with regard to products that we configure for our customers. We generally enter into written agreements with our suppliers; however, these agreements usually provide for nonexclusive rights and often include territorial restrictions that limit the countries in which we can sell the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice.

         Advisory Services: We provide our customers with pre- and post-sale technical support, product configuration/integration services and financing programs. We provide IT business solutions and support to customers including, application services, consulting, hardware and software support, installation, moves, adds, and changes, migration services, Local-Area Network and Wide-Area Network services, network design, integration and implementation, and outsourcing and personnel placement services. We provide short-term computer operators to assist customers in transition to new systems. Generally, this service is included in pricing for the software systems. However, we see an opening in the market for a personnel recruitment and placement service, supplying IT employment placement both short-term and permanent.

         Financing Programs. IT and medical technology systems are often expensive and require finance if they are to be installed. We introduce lenders to qualifying customers. This allows those qualifying customers to purchase or lease the products we offer. Currently, we do not provide finance directly to our customers but introduce third party finance providers to our customers. We earn commissions from these introductions. We believe there are many companies involved in the selling of software and hardware packages, in a very wide and diverse area of operations. However, it is not readily apparent that there are any specific companies operating in our chosen markets offering packaged finance as part of the overall delivery process. Other corporations frequently use third party finance providers, but these companies are primarily focused on high volume markets.

         The Company endeavors to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. The Company establishes reserves for estimated credit losses in the normal course of business. If the Company's receivables experience a substantial deterioration in their collectibility, the Company's financial condition and results of operations may be adversely impacted.


Sales and Marketing


         We market our products and services in Europe, Israel, Kuwait, Saudi Arabia and Turkey. We currently contract with sales representatives located in:
Egypt, Israel, Kuwait, Saudi Arabia, Turkey, the U.A.E., Southeast Asia, the People's Republic of China and India. We market our services through these agents. The costs of these sales agents are funded by the Company. The agents also receive variable commissions on sales and fees. These distributors/representatives are not employees of the Company and may sell other supplier's products alongside our offerings. Business is also generated by referral and commissioned introductions.

         Our financial transactions from operations are primarily denominated in U.S. dollars. Accordingly, our operations impose risks upon our business as a result of exchange rate fluctuations. Additionally, our financial transactions from operations expose our business to financial risks from interest rate fluctuations in foreign markets.

         The Company has spent considerable time since incorporation developing its profile and expanding into new geographic areas. The major risk in these geographic areas, and in the Middle East in particular, is serious political unrest.

UNCOMPLETED ORDERS


         At June 30, 2001 the Company had orders totaling $287,520, which it believes to be firm and which it will complete during the four months ending October 31, 2001. As of October 31, 2001, all orders were completed and funds received on such orders.


COMPETITION


         There are no dominant major competitors, but there are literally thousands of potential competitors. The Company is a service provider rather than a manufacturer. It is one of the largest growth markets today with new ideas and technical achievements announced on a daily basis. The Company meets this challenge by dealing in a niche market which is relatively untapped, namely multi-lingual applications. Competition in the computer products distribution industry is intense. Key competitive factors include price, breadth of products, credit availability and financing options, availability of technical support and product information, marketing services and programs, and ability to influence a buyer's decision. Many of our competitors have substantially greater financial resources and broader product offerings than ours.


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

EMPLOYEES


         As of June 30, 2001, the Company had eight officers/senior managers, five of whom are full time employees, and two full time employees and eight full time independent consultants engaged in advisory, sales and technical support.



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

Issuance of Future Shares May Dilute Investor Share Value

         Our Memorandum of Association, as amended, authorizes the issuance of 50,000,000 common shares and 50,000,000 preference shares. The future issuance of all or part of the remaining authorized common shares and/or all or part of the preference shares may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us in order to make an acquisition of an intangible asset. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY.


         The Company's principal executive office is located at 10 Queen Street, Hamilton HM EX, Bermuda, where it's telephone number is (441) 295-3511. In addition, Online Advisory Limited has offices at International House, Dover Place, Ashford Kent TN23 1HU, United Kingdom and representative offices maintained by independent agents and sales representatives in Turkey and China (opened early April 2002).

         The Company believes its present facilities and planned representative offices are adequate for its current and foreseeable future needs.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades sporadically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "GLGR". The following is the high and low bid price for the common stock for each quarter within the last two fiscal years:

            QUARTER ENDED                  HIGH BID             LOW BID
            -------------                  --------             -------
         September 30, 1999                $17.50                $3.00

         December 31, 1999                   5.10                 1.56

         March 31, 2000                    no data               no data

         June 30, 2000                       6.25                  .63

         September 30, 2000                 18.70                  .63

         December 31, 2000                   2.50                  .63

         March 31, 2001                      1.00                  .22

         June 30, 2001                        .25                  .15



         The period prior to and including March 31, 2001 have been adjusted to give effect to a one-for-ten reverse split, effective in January 2001. The data represents interdealer quotations, without retail mark-up, mark-down or commissions and, since there is no established trading market, do not reflect actual transactions. The closing sale price of our common stock on April 16, 2002, as reported on the OTC Bulletin Board, was $.82.

         As of April 17, 2002, there were 63 holders of record of the Company's common stock. We believe that there are in excess of 300 beneficial owners of our shares.


DIVIDEND POLICY

         The Company has never paid dividends on its common stock. The determination of payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

         The following selected financial data from inception July 15, 1999 through June 30, 2001 are derived from the consolidated financial statements of the Company and its predecessor (Online Advisory was acquired by Glengarry Holdings on June 29, 2001 through a reverse acquisition and accordingly has been treated as the acquirer for accounting purposes). The selected financial and operating data represents that of Online Advisory from inception July 15, 1999 through June 29, 2001 the date of acquisition.

                                                                FROM INCEPTION
                                               YEAR ENDED      JULY 15, 1999 TO
RESULTS OF OPERATIONS                        JUNE 30, 2001      JUNE 30, 2000
---------------------                        -------------     ----------------
Revenues                                     $    32,049           $        0

Gross margin                                      11,218                    0

Operating Income (loss)                         (249,307)             (32,493)

Income (loss) from continuing operations         (59,185)            (124,118)

Earnings (loss) per common share from
  continuing operations
     Basic                                         (0.01)               (0.42)
     Diluted                                         n/a                  n/a

Dividends per common share                             0                    0


FINANCIAL POSITION

Total assets                                 $11,326,033           $3,815,156

Long term debt                                         0                    0

Shareowners' equity                            7,899,138              641,293


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

         Management's Discussion and Analysis should be read in conjunction with the Company's Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

General

Glengarry Holdings, Ltd. and subsidiaries (the "Company") is engaged in the business of marketing computer software systems and system financing on a commission basis. In addition, it provides computer advisory services.

On June 29, 2001 the Company issued 40,455,800 shares of common stock in exchange for all issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings, Ltd. as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory, Ltd. (the subsidiary). Online Advisory's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 30, 2001, are those of Online Advisory. At June 29, 2001, Glengarry Holdings had liabilities in excess of assets of $888,238. For purposes of this acquisition the fair value of Glengarry Holdings was based on the average share price of its common stock near and at the date of the acquisition, which was $0.19 per share. The fair value of Glengarry Holdings was $84,191, including $20,000 of direct costs relating to the acquisition, is ascribed to the 337,850 previously outstanding common shares of Glengarry Holdings deemed to be issued in the acquisition.

Results of Operations

Net Sales - Net Sales for the year ended June 30, 2001 were $32,049 and consisted primarily of commissions earned on software sales and related consulting services. The Company had no sales for the period ended June 30, 2000.

Cost of Sales - Cost of Sales consisted primarily of fees paid to outside sales representatives.

Selling, General and Administrative expenses - Selling, General and Administrative expenses were $260,525 and $32,493 for the year ended June 30, 2001 and the period ended June 30, 2000 respectively. The increase was due to increased sales and marketing activity, and miscellaneous expenses related to market development efforts.

Interest Income

Interest Income was $149,786 for the year ended June 30, 2001 compared to $18,268 for the period ended June 30, 2000. Interest income for 2001 and 2000 was primarily generated from a 12-month Certificate of Deposit, which matured in May of 2001. In 2001 the Company also earned interest on mortgage debentures secured by real estate in the French Riviera.

Foreign Currency

Foreign Currency gains and losses are primarily the result of the Company holding assets denominated in Euro and liabilities denominated in Japanese Yen. For the year ended June 30, 2001 the Company had a net foreign currency gain of $59,586 compared to a loss of $107,890 for the period ended June 30, 2000. Foreign currency translation adjustments resulted from converting the Company's functional currency Sterling to its reporting currency the Dollar. These adjustments are a component of other comprehensive income. For the year ended June 30, 2001 the Company had a translation loss of $(94,527) for the period ended June 30, 2000 the Company had a translation gain of $17,361.

Net Loss


The Company had a net loss of $(59,185) for the year end June 30, 2001 and a net loss of $(124,118) for the period ended from July 15, 1999 through June 30, 2000. These losses are the result of the operations of Online Advisory, Ltd. which was acquired by Glengarry Holdings, Ltd. on June 29, 2001 in a reverse acquisition. Under reverse acquisition accounting Online Advisory, Ltd. (the subsidiary) has been treated as the accounting acquirer. Glengarry Holdings, Ltd. (the parent) incurred a net loss of $(771,015) and had net income of $111,993 for the years ended June 30, 2001 and 2000 respectively.


Liquidity and Capital Resources


Although the Company has a history of operating losses, management believes working capital obtained through its acquisition of Online Advisory will be sufficient to fund the Company's operations and capital requirements for the 2002 fiscal year. Management plans to keep monthly expenses at a minimal until cash flows from operations improve.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The risk in the Company's market sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates as discussed below:


Foreign Exchange Risk


The Company is exposed to the effect of foreign exchange rate fluctuations in the U.S. Dollar value of foreign currency-denominated assets and liabilities. At June 30, 2001 and 2000 the Company's primary functional currency is Sterling. The reporting currency is the U.S. Dollar and the Company's largest exposure comes from the French Franc (Euro) and the Japanese Yen.

As of June 30, 2001 the Company held mortgage debentures in the amount of 48,620,250 French Francs (FRF) or 7,412,109 EUR which translates to $6,270,695. These debentures are classified as available for sale securities. As of June 30, 2000 the Company did not hold any mortgage debentures. The result of a 10% weakening in Sterling against the Euro from June 30, 2001 levels would result in a decrease in operating income of approximately $630,000. The result of a 10% weakening of the U.S. Dollar against Sterling would result in a decrease in other comprehensive income of $630,000.

As of June 30, 2001 and 2000 the Company had loans outstanding in the amount of 400 million and 330 million Japanese Yen which translated to $3,196,290 and $3,140,996 respectively. The result of a 10% weakening of the Dollar to the Yen would result in a decrease to operating income of approximately $320,000 for 2002 compared to $315,000 for 2001. As of June 30, 2001 and 2000 the Company had cash and or certificates of deposits held in Sterling (the functional currency of the subsidiary Online Advisory Ltd.) in the amount of (pound)2,811,865 and (pound)2,511,458 respectively which translates to $3,960,031 and $3,815,156 respectively. A 10% weakening of the Dollar to Sterling would result in a reduction of approximately $400,000 and $380,000 to other comprehensive income for 2002 and 2001 respectively.

For the year ending June 30, 2001 and the period ending June 30, 2000 the Company had a net foreign currency gain (loss) of $59,586 and ($107,890) respectively. Translation adjustments relating to the conversion of the functional currency to the reporting currency were ($94,527) and $17,361 for 2001 and 2000 respectively. These amounts are included in the Company's financial statements as a component of other comprehensive income.


Interest Rate Risk


At June 30, 2001 the Company held mortgage debentures in the amount of 48,281,123 French Francs (FRF) which translates to $6,270,695. The mortgage debentures accrue interest at a fixed rate of 5% per annum (which the Company determines to be the market rate as of June 30, 2001) and mature in January of 2009. These debentures are considered available for sale securities. An increase in interest rates would result in a reduced market value and a carrying value for these debentures. A reduction in the value would be reported as a reduction to other comprehensive income. An increase in the fair market interest rate from 5% to 8% during the year ending June 30, 2002 would result in a valuation adjustment of approximately $1,130,000. If these debentures were held at June 30, 2002 this adjustment would be reflected as a decrease to other comprehensive income. If sold, the Company's net income would be reduced by approximately $1,130,000.

At June 30, 2001 and 2000 the Company had short term borrowings denominated in Japanese Yen of 400 million and 330 million respectively, which translates to $3,196,290 and $3,140,996. Both loans had fixed interest rates of 1.5% and .75% respectively. Due to the term of these borrowings and the fixed rate of interest the Company did not consider market interest rate fluctuations to pose a significant risk to earnings in relation to these borrowings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
Glengarry Holdings, Ltd. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Glengarry Holdings, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 2001 and the period from July 15, 1999 (date of inception) through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glengarry Holdings, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the results of its operations and cash flows for the year ended June 30, 2001 and the period from July 15, 1999 through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Beckman, Kirkland & Whitney

Agoura Hills, California
April 4, 2002

                                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                                 BALANCE SHEETS


                                                              June 30, 2001                  June 30, 2000
                                                         ------------------------       ------------------------
ASSETS

Current assets
     Cash                                                $               439,251        $                17,406
     Restricted cash (Note 5)                                          3,520,780                              -
     Certificate of deposit (Note 5)                                           -                      3,797,750
     Accounts receivable - trade                                          18,112                              -
     Interest receivable                                                  16,108                              -
                                                         -----------------------        -----------------------
          Total current assets                                         3,994,251                      3,815,156

Property and equipment, net (Notes 1& 3)                                  88,658                              -

Other assets
     Mortgage debentures receivable (Note 4)                           6,270,695                              -
     Goodwill                                                            972,429                              -
                                                         -----------------------        -----------------------

         Total assets                                    $            11,326,033        $             3,815,156
                                                         =======================        =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                    $               222,155        $                30,959
     Accrued expenses                                                      8,450                          1,908
     Notes and loans payable (Note 5)                                  3,196,290                      3,140,996
                                                         -----------------------        -----------------------

         Total liabilities                                             3,426,895                      3,173,863
                                                         -----------------------        -----------------------

Commitment and contingencies (Note 9)

SHAREHOLDERS' EQUITY
     Preferred stock, $.005 par value,  authorized
       50,000,000 shares; no shares issued and
       outstanding at June 30, 2001 and June 30, 2000
     Common stock,  $.05 par value, authorized
       50,000,000 shares; 40,793,650 shares issued
       and outstanding at June 30, 2001, and 3,560,357
       shares issued and outstanding at June 30, 2000.                 2,039,682                        178,017
     Additional paid-in capital                                        6,119,925                        570,033
     Accumulated deficit                                                (183,303)                      (124,118)
     Cumulative foreign currency translation adjustment                  (77,166)                        17,361
                                                         -----------------------        -----------------------
         Total shareholders' equity                                    7,899,138                        641,293
                                                         -----------------------        -----------------------

         Total liabilities and shareholders' equity      $            11,326,033        $             3,815,156
                                                         =======================        =======================

                 See accompanying notes to financial statements

                                   GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                            STATEMENTS OF OPERATIONS

                                                                                            Period from July 15, 1999
                                                                   Year ended                (date of inception) to
                                                                 June 30, 2001                   June 30, 2000
                                                            -------------------------       -------------------------
Gross receipts                                              $                 32,049        $                      -
    Less: returns and allowances                                                   -                               -
                                                            ------------------------        ------------------------

Net sales                                                                     32,049                               -

Cost of sales                                                                 20,831                               -
                                                            ------------------------        ------------------------

        Gross profit                                                          11,218                               -

Selling, general and administrative expenses                                 260,525                          32,493
                                                            ------------------------        ------------------------

    Income (loss) from operations                                           (249,307)                        (32,493)

Other income and (expenses)
   Interest income                                                           149,786                          18,268
   Interest expense                                                          (19,250)                         (2,003)
   Foreign currency gain (loss)                                               59,586                        (107,890)
                                                            ------------------------        ------------------------

   Income (loss) before income taxes                                         (59,185)                       (124,118)

   Provision for income taxes - (Note 6)                                           -                               -
                                                            ------------------------        ------------------------

        Net income (loss)                                                    (59,185)                       (124,118)

Other comprehensive income (loss):

   Foreign currency translation adjustments                                  (94,527)                         17,361
                                                            ------------------------        ------------------------

        Comprehensive income (loss)                         $               (153,712)       $               (106,757)
                                                            ========================        ========================

Income (loss) per share amounts:
   Basic:
        Net income (loss) from continuing operations        $                  (0.01)       $                  (0.42)
                                                            ========================        ========================
   Diluted:
        Net income (loss) from continuing operations                             n/a                             n/a
                                                            ========================        ========================

Weighted average shares outstanding
   Basic                                                                   4,117,164                         297,289
                                                            ========================        ========================

   Diluted                                                                       n/a                             n/a
                                                            ========================        ========================

                 See accompanying notes to financial statements

                                   GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS

                                                                                                   Period from July 15, 1999
                                                                           Year ended               (date of inception) to
                                                                         June 30, 2001                   June 30, 2000
                                                                    -------------------------      --------------------------
OPERATING ACTIVITIES:
Net loss                                                            $                (59,185)      $                (124,118)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation & amortization                                                        12,066                               -
   Foreign currency adjustment                                                       142,318                               -
   (Increase) Decrease in accounts receivable                                        (18,112)                              -
   (Increase) Decrease in interest receivable                                        (16,108)                              -
   Increase (Decrease) in accounts payable                                           191,196                          30,959
   Increase (Decrease) in accrued expenses                                             6,542                           1,908
                                                                    ------------------------       -------------------------

    Net cash provided (used) in operating activities                                 258,717                         (91,251)
                                                                    ------------------------       -------------------------

INVESTING ACTIVITIES:
   Maturity (Purchase) of Certificate of deposit                                   3,797,750                      (3,797,750)
   Purchase of mortgage debentures                                                  (645,557)                              -
   Purchase of furniture, fixtures & equipment                                      (100,724)                              -
                                                                    ------------------------       -------------------------

    Net cash provided (used) in investing activities                               3,051,469                      (3,797,750)
                                                                    ------------------------       -------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          4,774,922                         748,050
   Repayment of short-term debt assumed through acquisition of GGH                  (906,960)                              -
   Repayment of short-term debt                                                   (3,140,996)                      3,140,996
                                                                    ------------------------       -------------------------

    Net cash provided by financing activities                                        726,966                       3,889,046
                                                                    ------------------------       -------------------------

Effect of exchange rates on cash and cash equivalents                                (94,527)                         17,361
                                                                    ------------------------       -------------------------

Net increase in cash and cash equivalents                                          3,942,625                          17,406

Cash and cash equivalents at beginning of year                                        17,406                               -
                                                                    ------------------------       -------------------------

Cash and cash equivalents at end of year                            $              3,960,031       $                  17,406
                                                                    ========================       =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest expense paid during the period was:                    $                 19,250       $                   2,003
    Income taxes paid during the period was:                                               -                               -

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Mortgage debentures received from issuance of common stock      $              5,782,674       $                       -
    Liabilities assumed relating to issuance of stock                             (3,210,230)                              -
                                                                    ------------------------       -------------------------
    Net non-cash consideration for issuance of common stock         $              2,572,444       $                       -
                                                                    =========================      ==========================
   Fair market value of liabilities in excess of asset
      for acquired business                                         $                888,236       $                       -

                 See accompanying notes to financials statements

                                           GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                                               STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     Accumulated
                                                                       Additional                       Other
                                               Common Stock             Paid-In       Accumulated   Comprehensive
                                          Shares         Amount         Capital         Deficit         Income         Total
                                         ----------    -----------    -----------     ----------      ---------     -----------
July 15, 1999 (date of inception)                 -    $         -    $         -     $        -      $       -     $         -

Shares issued                             3,560,357        178,017        570,033                                       748,050

Net loss for period                                                                     (124,118)                      (124,118)

Foreign currency translation adjustment                                                                  17,361          17,361
                                         ----------    -----------    -----------     ----------      ---------     -----------

Balance at June 30, 2000                  3,560,357    $   178,017    $   570,033     $ (124,118)     $  17,361     $   641,293
                                         ==========    ===========    ===========     ==========      =========     ===========

Shares issued                            36,895,443      1,844,772      5,502,594                                     7,347,366

Net loss for period                                                                      (59,185)                       (59,185)

Foreign currency translation adjustment                                                                 (94,527)        (94,527)

Restatement in connection with reverse
  acquisition of GGH and Online             337,850         16,893         47,298                                        64,191
                                         ----------    -----------    -----------     ----------      ---------     -----------

Balance at June 30, 2001                 40,793,650    $ 2,039,682    $ 6,119,925     $ (183,303)     $ (77,166)    $ 7,899,138
                                         ==========    ===========    ===========     ==========      =========     ===========

                 See accompanying notes to financial statements

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glengarry Holdings, Ltd. (the Company) a Bermuda Corporation was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada Subsidiary of Glengarry Holdings, Ltd. The shareholders of Endless Youth Products, Inc. became shareholders of Glengarry Holdings, Ltd. EYPI Merger Corp. was dissolved, Endless Youth Products, Inc. became a wholly owned subsidiary of Glengarry Holdings, Ltd. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. Glengarry Holdings (US) Limited was subsequently sold for nominal consideration.

On June 29, 2001 the Company issued 40,455,800 shares of common stock in exchange for all issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings, Ltd. as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory, Ltd. (the subsidiary). Glengarry Holdings, Ltd. and its subsidiaries (the Company) is engaged in selling computer software systems, and system financing on a commission basis. In addition, it provides computer advisory services.

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

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

                  Furniture and Fixtures                     7 years
                  Computer Equipment                         5 years

Goodwill

Goodwill was generated from the acquisition of Online Advisory, Ltd., which was accounted for as a reverse acquisition. Goodwill has been recorded at cost and will be amortized on a straight-line basis over ten years. In determining the estimated useful lives, management considered the nature, competitive position, life cycle position, and expected future operating income of the acquired company, as well as the Company's commitment to support the acquired Company through continued investment in operational improvements. The Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill should be adjusted for impairment. Effective July 1, 2002 and for any future acquisitions commenced prior to July 1, 2002 the Company will account for goodwill in accordance with FASB 142, under statement 142 goodwill is no longer amortized instead, it is tested at least annually for impairment.

Revenue Recognition

Revenue from software system sales and related financing services are recognized at the time commissions from the related sales are received. Revenues from advisory services are recognized when the services are performed.

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

Reclassifications

Certain reclassifications were made to conform prior years' data to the current presentation. Historical share and earning per share disclosures have been adjusted to reflect the 7.121 shares of Glengarry Holdings, Ltd. common stock ("Exchange Ratio") that Online Advisory, Ltd. shareholders received for each share of Online Advisory, Ltd. common stock upon the merger of Glengarry Holdings, Ltd. and Online Advisory, Ltd. (see Note 2).

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

The following table summarizes the calculation of basic and diluted earnings per share:

                                                                            Period from
                                                                           July 15, 1999
                                                                        (date of inception)
                                                       June 30, 2001     to June 30, 2000
                                                     ----------------   -------------------
Numerator:
   Basic and diluted earnings per share -- net
   income (loss)                                     $    (59,185)        $   (124,118)

Denominator:
   Basic earnings per share -- weighted average
   number of common share outstanding during
   the period                                           4,117,164               297,289

Incremental common shares attributable to
   assumed exercise of options and warrants                n/a                 n/a

Denominator for diluted earnings per share                 n/a                 n/a

Basic earnings per share                             $    (0.01)          $    (0.42)

Diluted earnings per share                                 N/A                 N/A

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 2 - MERGERS AND ACQUISITIONS

Acquisition of Online Advisory Services

On June 29, 2001 Glengarry Holdings, Ltd. acquired all of the issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings, Ltd. as the acquiree, because the Online shareholders owned a majority of the Company as of the merger date. The Online Advisory, Ltd. shareholders received 40,455,800 shares of Glengarry Holdings, Ltd. in exchange for 5,681,428 shares of Online Advisory, Ltd., which represented all of the outstanding stock of Online Advisory, Ltd. This acquisition was accounted for under the purchase method of accounting.

The fair market value of Glengarry Holdings, Ltd. was based on the average share price of its common stock near and at the date of the merger, which was 19 cents per share. The valuation of Glengarry Holdings, Ltd. was $84,191 including $20,000 of direct costs related to the acquisition. At the date of the acquisition Glengarry Holdings, Ltd. had liabilities in excess of assets of $888,238 resulting in goodwill of $972,429.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at:

                                           June 30, 2001       June 30, 2000
                                          ----------------    ---------------

Furniture and Fixtures                    $     60,991        $        -
Computer Equipment                              39,733                 -
  less: Accumulated Depreciation               (12,066)                -
                                          ----------------    ---------------
                                          $     88,658        $        -
                                          ================    ===============

Depreciation expense charged to operations was $12,066, and $0 for the year ended June 30, 2001, and the period ended June 30, 2000 respectively.

NOTE 4 - MORTGAGE DEBENTURES RECEIVABLE

The Company holds ten mortgage debentures secured by a property located in France on the French Riviera. These debentures accrue interest at 5% per annum and are payable in French Francs; they mature in January 2009. The debentures are considered available- for-sale securities. The cost basis and market value of these debentures was $6,270,695 as of June 30, 2001; accordingly no unrealized gains or losses have been recorded in other Comprehensive income or stockholders equity. These debentures are pledged as collateral against a loan payable as discussed in Note 5.

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 5 - NOTES AND LOANS PAYABLE

At June 30, 2001 the Company had a loan payable in the amount of (Y)400,000,000 Japanese Yen which translates to $3,196,290 U.S. dollars. This loan accrues interest at 1.5% per annum and is due June 2002. This loan is secured by $3,520,780 of cash deposits and the mortgage debentures discussed in Note 4.

At June 30, 2000 the Company had a loan payable in the amount of (Y)330,000,000 Japanese Yen which translated to $3,140,996 U.S. dollars as of that date. The loan accrued interest at .75% per annum and was paid off in May of 2001. The loan was secured by a 1 year fixed GBP Sterling Deposit of (pound)2,500,000, which translated to $3,797,750 U.S. dollars as of June 30, 2000. Under the terms of the loan if the security fell to 115% of the loan amount, the company was responsible for restoring the margin to a minimum of 125% of the loan amount with cash or securities acceptable to the lender within 5 working days. If the margin fell to 105%, the lender would immediately convert the currency borrowing to Sterling pounds (the same currency in which the security is being held).

NOTE 6 - INCOME TAXES

There is no current or deferred income tax expense for the year ended June 30, 2001, and the period ended June 30, 2000. The operations reported in these financial statements represent the historical operations of Online Advisory, Ltd. a British subsidiary of Glengarry Holdings, Ltd. a Bermuda Corporation. Online is subject to tax in England. Glengarry Holdings, Ltd. and its other subsidiary Glengarry Software Solutions, Ltd. conduct its business activities in Bermuda, a non-taxable foreign jurisdiction.

SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely than not. As of June 30, 2000 the Company had recorded a deferred tax asset of $37,000 with a valuation allowance of $37,000. As of June 30, 2001 the Company had recorded a deferred tax asset of $55,000 with a valuation allowance of $55,000.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.
                                                Year Ended        Period Ended
                                               June 30, 2001      June 30, 2000
                                             -----------------   ---------------

Federal statutory rate                             34.0%              34.0%
Adjustment for business conducted in
   foreign jurisdictions                           (4.0)              (4.0)
Valuation allowance adjustment                    (30.0)             (30.0)
                                             -----------------   ---------------
Effective tax rate                                  0.0%               0.0%
                                             =================   ===============

                    GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000


NOTE 7 - RELATED PARTY TRANSACTIONS

Victor Hardt was a director of Online Advisory, Ltd. until June 19, 2001. Mr. Hardt was also a consultant for Eastwell Financial Services Ltd. Online paid Eastwell $277,728 and $35,076 for management fees, consulting services, and expense reimbursements for the year ended June 30, 2001 and the period ended June 30, 2000 respectively. Online recorded sales of $32,049 to Eastwell for services provided and commissions.

NOTE 8 - SHAREHOLDERS' EQUITY

Prior to the reverse acquisition of Online Advisory, Ltd. the Company had outstanding options and warrants. These options and warrants were not affected by the merger. The changes in options and warrants reflect that of Glengarry Holdings, Ltd. and not Online Advisory, Ltd. which has no outstanding options or warrants.

Changes in the status of options are summarized as follows for the fiscal years ended June 30:

                                                          2001                   2000                  1999
                                                   ------------------    -------------------    ------------------
  Outstanding at beginning of year                        7,000                 48,000                35,000
  Granted                                                   -                     -                   29,000
  Exercised                                                 -                     -                  (16,000)
  Expired                                                (1,000)                  -                      -
  Cancelled                                                 -                  (41,000)                  -
                                                   ------------------    -------------------    ------------------
  Outstanding at end of year                              6,000                  7,000                48,000
                                                   ==================    ===================    ==================
  Exercisable at end of year                              6,000                  7,000               120,000
                                                   ==================    ===================    ==================
  Price range of options:
    Outstanding at end of year                     $6.25 - $25.00        $6.25 - $25.00         $6.25 - $25.00

Changes in the status of warrants are summarized as follows for the fiscal years ended June 30:

                                                          2001                   2000                  1999
                                                   ------------------    -------------------    ------------------
  Outstanding at beginning of year                        6,700                 38,387                20,520
  Granted                                                   -                     -                   25,050
  Exercised                                                 -                     -                   (6,983)
  Expired                                                (2,500)               (12,387)                 (200)
  Cancelled                                                 -                  (19,300)                  -
                                                   ------------------    -------------------    ------------------
  Outstanding at end of year                              4,200                  6,700                 38,387
                                                   ==================    ===================    ==================

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


NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

The Company applies SFAS 123 for options and warrants issued for outside services. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

Had compensation cost for Company's employee stock option and warrant agreements been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings would be the same as net income as reported since no options or warrants were issued for the year ended June 30, 2001 and the period ended June 30, 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Subsequent to year-end the Company commenced a cancelable operating lease in August 2001 for its administrative offices. Under the terms of the lease the Company is entitled to terminate the lease by giving the landlord three months notice at anytime after six months from the commencement of the lease. Future minimum lease payments under this lease for the years ended June 30 are as follows:

                         Non-cancelable
                         --------------
                            2002                 $     35,843
                         Cancelable
                         ----------
                            2002                        3,983
                            2003                       47,971
                            2004                       47,791
                            2005                        7,965

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and mortgage debentures.

The Company maintains its cash accounts primarily with a credit facility located in Hong Kong. The Company is not insured on its cash and cash equivalents of $3,960,031 of which $3,520,780 is pledged against a loan with the same credit facility.

The Company holds ten mortgage debentures all secured by the same property, which is located in France. The mortgage debtures total to approximately 25% to 30% of the fair market value of the property and are not subordinated to any other debts or liens.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Our Board of Directors consist of five directors divided into three classes serving staggered three-year terms. The directors and executive officers of the Company as of April 17, 2002 are as follows:


   Name                  Age  Position                            Term Expires
   ----                  ---  --------                            ------------
   David Caney           47   President and Director                    2004
   William Bolland       50   Vice President and Director               2003

   Jacqueline Antin      54   Chief Financial Officer and Director      2002
   Roderick M. Forrest   35   Director (Chairman of the Board)          2003
   Robert J. Mason       38   Director                                  2003


   Glyn Williams         45   Managing Director (executive officer)
                              of Online Advisory Limited

All officers are appointed by and serve at the direction of the Board of Directors. There are no family relationships among any of our directors or officers.

David B. Caney was appointed as a director, President and Chief Executive Officer on November 2, 2000 of Endless Youth Products, Inc., the Company's predecessor ("Endless Youth"). He continued in these positions through the Company's Bermuda redomestication merger (the "Redomestication") in February 2001. Mr. Caney's experience includes a long history of management of international trade and shipping companies including Humatech Ltd. for which he has served as a major director since 1998. Humatech Ltd. is the European distributor for Humatech, Inc., a U.S. based distributor of organic based feed and agricultural products. From 1992 to 1997, he served as a managing director for Crusader Navigation Ltd. (Tunbridge Wells), a British, American and Italian owned operator and manager of commercial ships ranging from 35,000 to 150,000 tons operating in the United Kingdom, the United States, Western Europe, Australia, Asia, the Middle East and South Africa. In such a capacity, he was estimating and budgeting, contract negotiation, customer relations, marketing, development strategy, chartering, administration and day-to-day management. The company carried an average of about 4 million tons of cargo per annum (the lowest being 1997 at 1.3 million and highest being just over 8 million in 1993/4) mostly under long-term contract, on vessels under long term charter. At the peak in 1993/4/5 the company had between 16 and 20 ships in their fleet. Mr. Caney left the partnership in 1997. Prior to joining Crusader Navigation Ltd. in 1992, Mr. Caney co-founded and organized NS Lemos & Co. (London) in 1983, a ship owner at which he was responsible for the company's entry into the market, the purchase and sale of ships and all aspects of ship chartering and fleet marketing, cost estimation and future business development. Concurrent from 1989 to 1992 he also served as director of The Baltic Exchange (London), an international shipping exchange and future market where he served as a member of the finance committee.

William Bolland was appointed Vice President and Director of the Company concurrently with the Company's Redomestication in February 2001 and the appointment of Fairway Management (Bermuda) Ltd. as the Company's Bermudian managers. He has served as Chief Executive Officer for Fairway Management (Bermuda) Ltd., since June 1993. Fairway Management provides professional management to a broad range of international and Bermudian clients including Glengarry Holdings. Mr. Bolland, who holds a professional qualification from Chartered Institute of Public Finance and Accounting since 1976, has held various positions at Fairway in Bermuda and the United Kingdom including Managing Director and Director of Financing during the past 18 years.

Jacqueline Antin was appointed as a director, Chief Financial Officer and Secretary of Endless Youth on November 2, 2000. She continued in these positions through the Company's Redomestication in February 2001. Mrs. Antin also serves the Company as an officer and director of one or more subsidiaries. Mrs. Antin served as a bank officer for NatWest Bank PLC from 1977 to 2000, her most recent title being Senior Manager. At NatWest Bank PLC Mrs. Antin operated in various capacities including lending, securities settlement, investment, mortgages and account management. She offers the company extensive financial and banking experience secured during a career of more than 30 years.

Roderick Forrest was appointed Chairman of the Board of the Company concurrently with the Company's Redomestication in February 2001. He is a corporate attorney practicing in Bermuda with Wakefield Quin (formerly M.L.H. Quin & Co.), the Company's Bermuda counsel, where he is a Senior Associate. Mr. Forrest qualified as a solicitor in Scotland in 1990 with Gray Muirhead WS in Edinburgh. In 1990 he joined the Legal Services Division of the Bank of Scotland mainly working in the Recoveries Section supervising the Bank's interests in corporate insolvencies and advising on refinancing and capital restructuring. In 1996 he joined M.L.H. Quin & Co., practicing company and commercial law, on matters including mutual funds, limited partnerships, banking, finance and trusts. Mr. Forrest currently holds directorships with a number of international companies. He is a member of the Law Society of Scotland and the Bermuda Bar Association.


Robert J. Mason was appointed a Director of the Company concurrently with the Company's Redomestication in February 2001 and the appointment of Fairway Management (Bermuda) Ltd. as the Company's Bermudian manager. He has served as Executive Officer, Accounting and Information Systems for Fairway Management (Bermuda) Ltd. since 1994 and has been associated with Fairway in various accounting and administrative positions since 1988. Mr. Mason is a Certified Management Accountant and is the current President of the Society of Management Accountants - Bermuda.


Glyn Williams was appointed Managing Director (an executive officer, but not a member of the Board of Directors) of Online Advisory Limited on June 18, 2001. Mr. Williams served with NatWest Bank PLC from 1973-2001, most recently as a Senior Premium Client Manager. In a long career with the Bank, Glyn Williams activities have been centered around delivery of quality & quantative solutions in portfolio management and sales initiatives.

Section 16(a) Beneficial Ownership Compliance


We are a "foreign private issuer" as defined under Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as a foreign private issuer are exempt from the rules under the Exchange Act requiring directors and executive officers, and person who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.


ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table


         The following table sets forth all compensation paid or distributed during the fiscal years ended June 30, 1999, 2000 and 2001 for services rendered by each person serving the Chief Executive Officer of the Company or Online Advisory during the fiscal year ended June 30, 2001:

                                         ANNUAL COMPENSATION

NAME AND PRINCIPAL                                        AWARDS OF COMMON      ALL OTHER
POSITION                   YEAR   SALARY (1)   BONUSES      STOCK OPTIONS      COMPENSATION
-----------------------    ----   -----------  --------   -----------------    -------------
David Caney,
Current President and
CEO (2)                    2001    $23,988       -0-             -0-             $    -0-

Edward Shah,
Former Chairman and Chief  2000    $   -0-       -0-             -0-             $    -0-
Executive Officer (3)      2001    $70,218       -0-             -0-             $    -0-

Victor Hardt(4)            2000    $   -0-       -0-             -0-             $  35,076(5)
Former Managing Director   2001    $   -0-       -0-             -0-             $ 277,728(5)
and CEO
---------

(1) Includes consulting payments in lieu of salary.

(2) Assumed office of President and CEO of our predecessor, Endless Youth, on November 2, 2000.

(3) Assumed office of President and CEO of our predecessor, Endless Youth, on June 1, 2000 and resigned as CEO November 2, 2000.

(4) Former Director and CEO of Online Advisory. Resigned from such positions on June 14, 2001 and continues to provide administrative services to Online Advisory.

(5) Paid to Eastwell Financial Services Ltd. for the consulting services of Mr. Hardt. See Item 13 "Certain Relationships and Related Transactions."

         No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by or paid to the named executive officers during any of the Company's last three fiscal years. There are no other persons serving the Company or Online as executive officers whose compensation exceeded $100,000 for services rendered to the Company or Online in all such capacities during the year ended June 30, 2001.

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

1996 Stock Option Plan

         In July 1996 the Company's predecessor, Endless Youth, adopted the 1996 Stock Option Plan to provide for the grant of incentive and non-qualified stock options to selected employees, officers and directors. The Plan was amended as of June 2, 1999 to increase the number of shares available thereunder. The Plan currently allows for the issuance of options to purchase up to 125,000 shares of common stock. The vesting schedule of the Plan allows for the exercise of a portion of the options granted beginning after one year with full exercisability of all options granted not more then ten years after the date of grant. As of June 30, 2001, options to purchase 6,000 shares of common stock were outstanding at exercise prices ranging from $6.25 to $25.00 per share. As of June 30, 2001, 95,000 shares of common stock were available for future grants under the Plan.

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

Employment Agreements and Change-in-Control Arrangements


         None


Stock Performance Graph


         The following graph shows a comparison of cumulative total returns on the common stock of the Company from March 31, 1998 ( the first month the Company's shares traded in the OTC-BB) through June 30, 2001 with the cumulative total return on the NASDAQ Market Index and the cumulative total return on a group of Miscellaneous Business Services Index (SIC Code 738) compiled by Media General Financial Services (the "Peer Group"). The Company did not pay any dividends during this period.

         The graph assumes an investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group on March 31, 1998. The comparison also assumes that all dividends are reinvested.

                              3/31/98   6/30/98   6/30/99   6/30/00    6/30/01

GLENGARRY HOLDINGS LIMITED     100.00    200.00    200.00     25.00      15.20
SIC CODE INDEX                 100.00     79.73     79.26     71.90      37.10
NASDAQ MARKET INDEX            100.00    102.58    143.76    216.31     119.78


         The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock. The stock price performance graph shall not be deemed to be incorporated into any filing under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this proxy statement by reference, except to the extent that the Company specifically incorporates this information by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following information with respect to the outstanding shares of the Company's common stock beneficially owned by (i) each director of the Company,
(ii) the chief executive officer, (iii) all beneficial owners of more than five percent of common stock known to the Company and (iv) the directors and executive officers as a group, is furnished as of April 17, 2002, except as otherwise indicated.

NAME  OF                            AMOUNT AND NATURE OF           PERCENT OF
BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)           CLASS (1)
-------------------             --------------------------         ------------
David Caney                                  -0-                        0%
William Bolland                              -0-                        0%
Jacqueline Antin                             -0-                        0%
Roderick M. Forrest                          -0-                        0%
Robert J. Mason                              -0-                        0%

All Officers and Directors
as a Group (six persons)                     -0-                        0%
------------
(1) Unless otherwise indicated below, each director, executive officer and five percent shareholder has sole voting and investment power with respect to all shares beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Victor Hardt was a director of Online Advisory, Ltd. until June 19, 2001 and was also a consultant to Eastwell Financial Services Ltd. Online Advisory paid Eastwell Financial Services Ltd. $277,728 and $35,076 for management fees, consulting services, and expense reimbursements for the year ended June 30, 2001 and the period ended June 30, 2000, respectively. During the year ended June 30, 2001, Eastwell paid Online $32,049 in commissions. Mr. Hardt has no equity interest in Eastwell Financial Services Ltd. and was retained by Eastwell Financial Services Ltd. as a consultant.

         Other than as set forth above under the heading "Executive Compensation", there were no other transactions or relationships between the company and any director or executive officer or members of their respective immediate families involving more than $60,000 during the year ended June 30, 2001.

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

10.2        Escrow Agreement dated June 29, 2001. (3)

10.3        1996 Stock Option Plan. (4)

10.4        Amendment No. 1 to Stock Option Plan. (4)

10.5        Amendment No. 2 to Stock Option Plan. (4)

10.6 Lease dated August 20, 2001 between Elderwalk Limited and Online Advisory Limited. (5)

10.7 Form of Bearer Debentures owned by the Registrant and issued by Oakland Finance Limited (5)

11.1 Statement re: calculation of per-share earnings. (See Note 1 to the Consolidated Financial Statements) (5)

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

(5) Filed as an exhibit to the Registrants Amended Form 10-K filed November 13, 2001.

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


Dated:  April 30, 2002               GLENGARRY HOLDINGS LIMITED


                                     By: /s/ David Caney
                                         ---------------------------------------
                                          David Caney
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)