Form 10-Q/A
period 2001-09-30
GLENGARRY HOLDINGS LTD
filed 2002-07-03
CIK 1023727

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Quarterly report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission File Number: 000-26611

GLENGARRY HOLDINGS LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	33-0777819 (I.R.S. Employer Identification No.)

P.O. Box HM1154, 10 Queen Street, Hamilton, HM EX Bermuda
(Address of principal executive offices)

(441) 295 3511
(Issuer's telephone number)

(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of February 1, 2002, there were 40,793,650 shares of Common Stock outstanding

PART I: FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
BALANCE SHEETS

	September 30, 2001	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$3,107,001	$439,251
Restricted cash	—	3,520,780
Accounts receivable—trade	464,455	18,112
Interest receivable	16,873	16,108

TOTAL CURRENT ASSETS	3,588,329	3,994,251
PROPERTY AND EQUIPMENT
net of accumulated depreciation (Notes 1 & 3)	105,707	88,658

OTHER ASSETS
Other receivables	44,657	—
Mortgage loans and debentures receivables (Note 4)	6,821,897	6,270,695
Goodwill, net of accumulated amortization	948,118	972,429

TOTAL ASSETS	$11,508,708	$11,326,033

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$40,423	$222,155
Notes and loans payable	3,387,080	3,196,290
Accrued expenses	1,633	8,450

TOTAL LIABILITIES	3,429,136	3,426,895
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.005 par value, authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2001 and June 30, 2001
Common stock, $.05 par value, authorized 50,000,000 shares; 40,793,650 shares issued and outstanding at September 30, 2001, and 40,793,650 shares issued and outstanding at June 30, 2001	2,039,682	2,039,682
Additional paid-in capital	6,119,925	6,119,925
Accumulated deficit	(237,717)	(183,303)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	157,682	(77,166)

Total shareholders' equity	8,079,572	7,899,138

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$11,508,708	$11,326,033

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,
	2001	2000
Gross receipts	$464,455	$—
Less: Returns and allowances	—	—

Net sales	464,455	—
Cost of sales	110,705	—

Gross profit	353,750	—
Selling, general and administrative expenses	278,375	24,472

Income (loss) from operations	75,375	(24,472)
Other income and (expenses)		—
Interest income	68,400	50,867
Interest expense	(42,310)	(5,737)
Foreign currency transaction loss	(155,879)	(9,934)
Income (loss) before income taxes	(54,414)	10,724
Provision for income taxes—(Note 6)	—	—

Net income (loss) from continuing operations	(54,414)	10,724
Net income (loss)	$(54,414)	$10,724

Income (loss) per share amounts:
Basic:
Net income (loss) from continuing operations	$(0.00)	$0.00
Diluted:
Net income (loss) from continuing operations	$(0.00)	$0.00
Weighted average common and common equivalent shares:
Basic	40,793,650	3,560,500

Diluted	40,793,650	3,560,500

STATEMENT OF COMPREHENSIVE INCOME

	For the three months ended September 30,
	2001	2000
Net income(loss)	$(54,414)	$10,724
Other comprehensive income:
Currency translation adjustment	234,848	(23,419)

Comprehensive income(loss)	$180,434	$(12,695)

See accompanying notes to financial statements

ENDLESS YOUTH PRODUCTS, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT (UNAUDITED)

	Common Stock
			Additional paid in capital	Accumulated deficit	Cumulative translation adjustment	Net shareholders' equity
	Shares	Amount
Balance at June 30, 2001	40,793,650	$2,039,682	$6,119,925	$(183,303)	$(77,166)	$7,899,138
Net income for period				(54,414)		(54,414)
Foreign currency translation					234,848	234,848

Balance at September 30, 2001	40,793,650	$2,039,682	$6,119,925	$(237,717)	$157,682	$8,079,572

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(54,414)	$10,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	28,633	—
Foreign currency adjustment	(104,442)	(104,308)
(Increase) Decrease in accounts receivable	(446,343)	—
(Increase) Decrease in interest receivable	(765)	—
(Increase) Decrease in other receivables	(44,657)	—
Increase (Decrease) in accounts payable	(181,732)	(9,236)
Increase (Decrease) in accrued expenses	(6,817)	5,606

NET CASH USED IN OPERATING ACTIVITIES	(810,537)	(97,214)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of mortgage loans and debentures	(255,971)	—
Purchases of furniture, fixtures & equipment	(21,370)	—

CASH USED FOR INVESTING ACTIVITIES	(277,341)	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH	234,848	(23,419)
NET CHANGE IN CASH	(853,030)	(120,633)
CASH AT BEGINNING OF PERIOD	3,960,031	3,815,156

CASH AT END OF PERIOD	$3,107,001	$3,694,523

Supplemental Cash Flow Information:
Interest expense paid during the period was:	$42,310	$5,737

See accompanying notes to financial statements

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001 AND JUNE 30, 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Glengarry Holdings Limited, a Bermuda corporation, was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada subsidiary of Glengarry Holdings Limited. The shareholders of Endless Youth Products Inc. became shareholders of Glengarry Holdings Limited. EYPI Merger Corp. was dissolved, Endless Youth Products Inc. became a wholly owned subsidiary of Glengarry Holdings Limited and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. Glengarry Holdings (US) Limited was subsequently sold for nominal consideration.

        On June 29, 2001 the Company issued 40,455,800 shares of common stock in exchange for all issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory, Ltd. (the subsidiary). Glengarry Holdings Limited and its subsidiaries (the Company) is engaged in selling computer software systems, and system financing on a commission basis. In addition, it provides computer advisory services.

Basis of Consolidation

        The consolidated financial statements include the accounts of Glengarry Holdings Limited and its domestic and foreign subsidiaries. Inter-company accounts and transactions have been eliminated.

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

Goodwill

        Goodwill was generated from the acquisition of Online Advisory, Ltd., which was accounted for as a reverse acquisition. Goodwill has been recorded at cost and will be amortized on a straight-line basis over ten years. In determining the estimated useful lives, management considered the nature, competitive position, life cycle position, and expected future operating income of the acquired company, as well as the Company's commitment to support the acquired Company through continued investment in operational improvements. The Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill should be adjusted for impairment. Effective July 1, 2002, and for any future acquisitions commenced prior to July 1, 2002, the Company will account for goodwill in accordance with FASB 142. Under statement 142 goodwill is no longer amortized; rather, it is tested at least annually for impairment.

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

Reclassifications

        Certain reclassifications were made to conform prior years' data to the current presentation. Historical share and earning per share disclosures have been adjusted to reflect the 7.121 shares of Glengarry Holdings Limited common stock ("Exchange Ratio") that Online Advisory, Ltd. shareholders received for each share of Online Advisory, Ltd. common stock upon the merger of Glengarry Holdings Limited and Online Advisory, Ltd. (see Note 2).

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

Earnings (Loss) Per Share

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires the company to report basic and diluted earnings (loss) per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of the additional common shares that would have been outstanding if dilutive stock options had been exercised. As of September 30, 2001 and June 30, 2001 there were no outstanding dilutive options or warrants.

NOTE 2—MERGERS AND ACQUISITIONS

Acquisition of Online Advisory Services

        On June 29, 2001 Glengarry Holdings Limited acquired all of the issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because the Online shareholders owned a majority of the Company as of the merger date. The Online Advisory, Ltd. shareholders received 40,455,800 shares of Glengarry Holdings Limited in exchange for 5,681,428 shares of Online Advisory, Ltd., which represented all of the outstanding stock of Online Advisory, Ltd. This acquisition was accounted for under the purchase method of accounting.

        The fair market value of Glengarry Holdings Limited was based on the average share price of its common stock near and at the date of the merger, which was 19 cents per share. The valuation of Glengarry Holdings Limited was $84,191 including $20,000 of direct costs related to the acquisition. At the date of the acquisition Glengarry Holdings Limited had liabilities in excess of assets of $888,238 resulting in goodwill of $972,429.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Property, Plant and Equipment consist of the following at:

	September 30, 2001	June 30, 2001
Furniture and Fixtures	$81,086	$60,991
Computer Equipment	41,008	39,733
less: Accumulated Depreciation	(16,387)	(12,066)

	$105,707	$88,658

        Depreciation expense charged to operations was $3,749, for the three months ended September 30, 2001 and $12,066 for the year ended June 30, 2001.

NOTE 4—MORTGAGE DEBENTURES RECEIVABLE

        The Company holds ten mortgage debentures secured by a property located in France on the French Riviera. These debentures accrue interest at 5% per annum and are payable in Euros; they mature in January 2009. The debentures are considered available-for-sale securities. The cost basis and market value of these debentures was $6,715,666 as of September 30, 2001. Since the cost basis equals the fair market value of these investments no unrealized gains or losses have been recorded in other comprehensive income or stockholders equity. These debentures are pledged as collateral against a loan payable as discussed in Note 5.

NOTE 5—NOTES AND LOANS PAYABLE

        At September 30, 2001 the Company had a loan payable in the amount of JPY 400,000,000 Japanese Yen which translates to $3,375,820 U.S. dollars. This loan accrues interest at 1.5% per annum and is due in June 2002.

NOTE 6—INCOME TAXES

        There is no current or deferred income tax expense for the three months ended September 30, 2001 and September 30, 2000. The operations reported for the three months ended September 30, 2000 represent the historical operations of Online Advisory, Ltd., a British subsidiary of Glengarry Holdings Limited a Bermuda corporation. Online is subject to tax in England. Glengarry Holdings Limited and its other subsidiary Glengarry Software Solutions, Ltd. conduct its business activities in Bermuda, a non-taxable foreign jurisdiction.

        SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely than not. As of September 30, 2001 the Company had recorded a deferred tax asset of $55,000 with a valuation allowance of $55,000. As of June 30, 2001 the Company had recorded a deferred tax asset of $55,000 with a valuation allowance of $55,000.

        The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	September 30, 2001	June 30, 2001
U.S. Federal Statuatory rate	34%	34%
Adjustment for business conducted in nontaxable foreign jurisdiction	(34)%
Valuation allowance adjustment	—	(34)%

Effective rate	0%	0%

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001 and to the section entitled "Risk Factors" contained herein and therein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

General

        Glengarry Holdings Limited and subsidiaries (the "Company") is engaged in the business of acting as broker/agent for the sale of commercial equipment, information technology (IT) and new technologies with special emphasis on the medical sector. The Company also arranges commercial finance as a broker/agent, where possible linking commission payments to both the equipment purchase and the provision of financing. The Company does not stock or warehouse equipment, as its operational role is that of broker/agent connecting the buyer with the seller of the most appropriate equipment and/or service. The Company also provides computer advisory services on a fee basis. The Company actively markets its services in Europe, Asia and the Middle East.

        On June 29, 2001 the Company issued 40,455,800 shares of common stock in exchange for all issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because the former shareholders of Online Advisory, Ltd. owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory, Ltd. (the subsidiary).

Results of Operations

Overview

        The Company has identified and targeted the medical and healthcare industry sectors as key sectors within the IT and high technology equipment markets and has defined the range of products and services that it offers to best serve the needs of customers. Foremost of the services in demand from our target market is system and equipment financing, which has developed rapidly as a significant source of revenue, and which management intends to continue to develop.

        The Company's focus on the medical and healthcare industries in the high-growth industrial and newly industrializing countries of Europe, Asia and the Middle East in particular has to date proved well founded. We believe this sector, despite general budgetary constraints worldwide, is still expanding in real terms and from a purchasing point of view, as the living standards and health-care expectations of a growing population increase, and as hospitals and healthcare providers gain more autonomy and compete to attract new clients and patients. It is essential to our customers' success that they are able to offer the highest level of patient care, a frequent measure of a unit's efficiency. We believe with the high costs attributable to employee salaries and administration, IT and state-of-the-art equipment are often seen as the most effective way to provide cost efficient improvements in service.

        As a result, we believe the market research and networking carried out early in our history have led to significant revenues, particularly in the area of system and equipment financing. There has become an established trend towards provision of financing services, resulting increasingly in our finance packages becoming principal products offered.

        Revenues.    Revenues for the three months ended September 30, 2001 were $464,455. There were no revenues for the three months ended September 30, 2000. Revenues for the three months ended September 30, 2001 primarily consisted of commissions generated from equipment and software sales and related financing, and system consulting services. The increase in sales is the result of the Company's continued development since June 29, 2001.

        Cost of Sales.    Cost of sales for the three months ended September 30, 2001 were $110,705. These costs consist primarily of fees and commissions paid to outside sales representatives. There were no cost of sales for the three months ended September 30, 2000.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $253,903 during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Selling, general and administrative expenses consist primarily of facility expenses related to administrative and sales offices, personnel expenses, travel and various expenses relating to continued sales and marketing efforts. This overall increase was due to increased sales and marketing activity, and miscellaneous non-recurring expenses related to the Company's expansion into new facilities. The Company's management continues to pursue cost reduction measures consistent with the level of business, wherever opportunities can be identified.

        Interest Income.    Interest income was $68,400 for the three months ended September 30, 2001 compared to $50,867 for the three months ended September 30, 2000. Interest income was primarily generated from mortgage backed loans and cash held in financial institutions.

        Foreign Currency.    For the three months ended September 30, 2001, the Company had a foreign currency loss of $155,879. Foreign currency gains and losses are primarily the result of rate fluctuations relating to foreign denominated assets and liabilities. Foreign currency translation adjustments resulted from converting the Company's U.K. subsidiary's functional currency Sterling to the Company's reporting currency the U.S. Dollar. These adjustments are a component of other comprehensive income. For the three months ended September 30, 2001, the Company had a translation gain of $234,848.

Liquidity and Capital Resources

        The following table summarizes our cash flows for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 (in thousands):

	September 30 2001	September 30 2000
Cash and cash equivalents	$3,107.0	$3,694.5
Net cash provided by (used in) operating activities	(810.5)	(97.2)
Net cash provided by (used in) investing activities	(277.3)	—
Net cash provided by (used in) financing activities	—	—

        As of September 30, 2001, our principal source of liquidity included cash and cash equivalents of $3.107 million. We expect our cash provided by operating activities may fluctuate in future periods as a result of fluctuations in our operating results, accounts receivable collections, and the timing of payments, among others.

        We had no contractual obligations at September 30, 2001 expected to have a material impact on our liquidity and cash flows in the next 12 months.

        We believe our working capital, together with funds that may be generated from operations, will be sufficient to meet working capital requirements for the next 12 months. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. As we continue to shape our business strategy we intend to focus on liquidity to ensure business aims can be swiftly implemented.

RISK FACTORS

Forward Looking Statements

        This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as the Company's future operation results and liquidity. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. In addition to the other information in this report, the following risk factors should be considered carefully. When used in this report, the words "expect," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and elsewhere in this report. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors discussed below and elsewhere in the report.

We are Implementing a New Business Plan

        Because we are implementing a new business plan, the Company's business and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. In the foreseeable future, we will be required to among other things:

  •
  continue to attract, retain and motivate qualified personnel;

  •
  implement and successfully execute our business strategy;

  •
  respond to competitive developments;

  •
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

  •
  Our ability to execute our business strategies and generate revenues from our planned operations; and

  •
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

  •
  changes in the external competitive market factors or in our internal budgeting process which might impact our results of operations;

  •
  unanticipated working capital or other cash requirements; and

  •
  changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our targeted market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The risk in the Company's market sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates as discussed below:

Foreign Exchange Risk

        The Company is exposed to the effect of foreign exchange rate fluctuations in the U.S. Dollar value of foreign currency-denominated assets and liabilities. At September 30, 2001 and 2000 the Company's primary functional currency is Sterling for its U.K. subsidiary Online Advisory Ltd and the U.S. Dollar for the parent company, Glengarry Holdings Limited and its other subsidiary. The reporting currency is the U.S. Dollar and the Company's largest foreign exchange exposure comes from the Euro and the Japanese Yen.

        As of September 30, 2001, the Company held mortgage loans and debentures in the amount of 49,420,230 French Francs which translates to $6,715,666. These debentures are classified as available for sale securities. The result of a 10% weakening in Dollar against the Euro from September 30, 2001 levels would result in a decrease in operating income of approximately $670,000.

        As of September 30, 2001, the Company had cash and or certificates of deposits held in Yen in the amount of ¥400,000,000 which translates to $3,375,820. A 10% weakening of Sterling to Yen would result in a decrease of approximately $375,000 to operating income. A 10% weakening of the Dollar to Sterling would result in a decrease of approximately $375,000 to other comprehensive income.

        For the three months ended September 30, 2001 and September 30, 2000, the Company had a net foreign currency gain (loss) of $(155,879) and (9,934) respectively. Translation adjustments relating to the conversion of the functional currency to the reporting currency were ($104,442) and ($104,348) for the three months ended September 30, 2001 and September 30, 2000, respectively. These amounts are included in the Company's financial statements as a component of other comprehensive income.

Interest Rate Risk

        As of September 30, 2001, the Company held mortgage loans and debentures in the amount of 49,420,250 French Francs which translates to $6,715,666. The mortgage debentures accrue interest at a fixed rate of 5% per annum (which the Company determines to be the market rate as of September 30, 2001) and mature in January of 2009. These debentures are considered available for sale securities. An increase in interest rates would result in a reduced market value and a carrying value for these debentures. A reduction in the value would be reported as a reduction to other comprehensive income. For example, an increase in the fair market interest rate from 5% to 8% would result in a valuation adjustment of approximately $1,200,000. If these debentures were held at September 30, 2001 this adjustment would be reflected as a decrease to other comprehensive income. If sold, the Company's net income would be reduced by approximately $1,200,000.

PART II
OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        None.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

        None.

  (b)
  Reports on Form 8-K

        On July 16, 2001, the Company filed a Current Report on Form 8-K and amendments to the Form 8-K on September 12 and 13, 2001, reporting the acquisition of Online Advisory Limited (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" above).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 2, 2002	GLENGARRY HOLDINGS LIMITED
	By:	/s/ DAVID CANEY David Caney President and Chief Executive Officer (Principal Executive Officer)

QuickLinks

PART I: FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES BALANCE SHEETS
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF OPERATIONS (UNAUDITED)
STATEMENT OF COMPREHENSIVE INCOME
ENDLESS YOUTH PRODUCTS, INC. STATEMENTS OF SHAREHOLDERS' DEFICIT (UNAUDITED)
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF CASH FLOWS (UNAUDITED)
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (UNAUDITED) SEPTEMBER 30, 2001 AND JUNE 30, 2001
RISK FACTORS
PART II OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES