Form 10-Q/A
period 2001-12-31
GLENGARRY HOLDINGS LTD
filed 2002-07-03
CIK 1023727

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Quarterly report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

PART I: FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)

	December 31, 2001	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$3,509,465	$439,251
Restricted cash	—	3,520,780
Accounts receivable—trade	189	18,112
Interest receivable	—	16,108

TOTAL CURRENT ASSETS	3,509,654	3,994,251
PROPERTY AND EQUIPMENT
net of accumulated depreciation (Notes 1 & 3)	103,469	88,658

OTHER ASSETS
Mortgage loans & debentures receivable (Note 4)	7,032,358	6,270,695
Goodwill, net of accumulated amortization	923,808	972,429

TOTAL ASSETS	$11,569,289	$11,326,033

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,604	$222,155
Notes and loans payable (Note 5)	3,072,159	3,196,290
Accrued expenses	—	8,450

TOTAL LIABILITIES	3,086,763	3,426,895
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.005 par value, authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2001 and June 30, 2001
Common stock, $.05 par value, authorized 50,000,000 shares; 40,793,650 shares issued and outstanding at December 31, 2001, and 40,793,650 shares issued and outstanding at June 30, 2001	2,039,682	2,039,682
Additional paid-in capital	6,119,925	6,119,925
Retained earnings (deficit)	177,834	(183,303)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	145,085	(77,166)

Total shareholders' equity (deficit)	8,482,526	7,899,138

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)	$11,569,289	$11,326,033

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
Revenues	$531,382	$—	$995,837	$—
Cost of Sales	124,837	—	235,542	—

Gross profit	406,545	—	760,295	—
Selling, general and administrative expenses	255,563	56,715	533,938	81,187

Income (loss) from operations	150,982	(56,715)	226,357	(81,187)
Other income and (expenses)
Interest income	166,775	49,804	235,175	100,671
Interest expense	(82)	(5,617)	(42,392)	(11,354)
Foreign currency gain (loss)	97,876	(4,522)	(58,003)	(14,456)

Income (loss) before income taxes	415,551	(17,050)	361,137	(6,326)
Provision for income taxes—(Note 6)	—	—	—	—

Net income (loss)	$415,551	$(17,050)	$361,137	$(6,326)

Income (loss) per share amounts:
Basic:
Net income (loss)	$0.01	$(0.00)	$0.01	$(0.00)
Diluted:
Net income (loss)	$0.01	$(0.00)	$0.01	$(0.00)
Weighted average common and common equivalent shares:
Basic	40,793,650	3,560,500	40,793,650	3,560,500

Diluted	40,793,650	3,560,500	40,793,650	3,560,500

STATEMENT OF COMPREHENSIVE INCOME

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
Net income(loss)	$415,551	$(17,050)	$361,137	$(6,326)
Other comprehensive income:
Currency translation adjustment	(12,597)	12,485	222,251	(10,934)

Comprehensive income(loss)	$402,954	$(4,565)	$583,388	$(17,260)

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDES' EQUITY
(UNAUDITED)

	Common Stock
			Additional paid in capital	Accumulated (deficit) earnings	Cumulative translation adjustment	Net shareholders' deficit
	Shares	Amount
Balance at June 30, 2001	40,793,650	$2,039,682	$6,119,925	$(183,303)	$(77,166)	$7,899,138
Net income for period				361,137		361,137
Foreign currency translation					222,251	222,251

Balance at December 31, 2001	40,793,650	$2,039,682	$6,119,925	$177,834	$145,085	$8,482,526

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$361,137	$(6,326)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	56,449	—
Foreign currency adjustment	(479,824)	(38,188)
(Increase) Decrease in accounts receivable	17,923	—
(Increase) Decrease in interest receivable	(133,892)	—
Increase (Decrease) in accounts payable	(207,551)	16,067
Increase (Decrease) in accrued expenses	(8,450)	11,548

NET CASH USED IN OPERATING ACTIVITIES	(394,208)	(16,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures & equipment	(22,639)	—
Purchase of mortgage note receivable	(255,970)	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(278,609)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	222,251	(10,934)
NET CHANGE IN CASH	(450,566)	(27,833)
CASH AT BEGINNING OF YEAR	3,960,031	3,815,156

CASH AT END OF YEAR	$3,509,465	$3,787,323

Supplemental Cash Flow Information:
Interest expense paid during the period was:	$42,392	$7,754

See accompanying notes to financial statements

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2001 AND JUNE 30, 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Glengarry Holdings Limited (the Company), a Bermuda corporation, was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada subsidiary of Glengarry Holdings Limited. The shareholders of Endless Youth Products, Inc. became shareholders of Glengarry Holdings Limited. EYPI Merger Corp. was dissolved, Endless Youth Products, Inc. became a wholly owned subsidiary of Glengarry Holdings Limited and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. Glengarry Holdings (US) Limited was subsequently sold for nominal consideration.

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

Earnings (Loss) Per Share

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires the company to report basic and diluted earnings (loss) per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of the additional common shares that would have been outstanding if dilutive stock options had been exercised. As of December 31, 2001 and June 30, 2001 there were no outstanding dilutive options or warrants.

NOTE 2—MERGERS AND ACQUISITIONS

Acquisition of Online Advisory Services

        On June 29, 2001 Glengarry Holdings Limited acquired all of the issued and outstanding shares of Online Advisory, Ltd. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because the Online shareholders owned a majority of the Company as of the merger date. The Online Advisory, Ltd. shareholders received 40,455,800 shares of Glengarry Holdings Ltd. in exchange for 5,681,428 shares of Online Advisory, Ltd., which represented all of the outstanding stock of Online Advisory, Ltd. This acquisition was accounted for under the purchase method of accounting.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Property, Plant and Equipment consist of the following at:

	December 31, 2001	June 30, 2001
Furniture and Fixtures	$79,989	$60,991
Computer Equipment	43,743	39,733
less: Accumulated Depreciation	(20,263)	(12,066)

	$103,469	$88,658

        Depreciation expense charged to operations was $7,828, for the six months ended December 31, 2001 and $12,066 for the year ended June 30, 2001.

NOTE 4—MORTGAGE DEBENTURES RECEIVABLE

        The Company holds ten mortgage debentures secured by a property located in France on the French Riviera. These debentures accrue interest at 5% per annum and are payable in Euros; they mature in January 2009. The debentures are considered available-for-sale securities. The cost basis and market value of these debentures was $6,751,875 as of December 31, 2001. Since the cost basis equals the fair market value of these investments no unrealized gains or losses have been recorded in other comprehensive income or stockholders equity. These debentures are pledged as collateral against a loan payable as discussed in Note 5.

NOTE 5—NOTES AND LOANS PAYABLE

        At December 31, 2001 the Company had a loan payable in the amount of JPY 402,882,878 Japanese Yen which translates to $3,072,159 U.S. dollars. This loan accrues interest at 1.5% per annum and is due in June 2002.

NOTE 6—INCOME TAXES

        There is no current or deferred income tax expense for the six months ended December 31, 2001 and December 31, 2000. The operations reported for the six months ended December 31, 2001 represent the historical operations of Online Advisory, Ltd. a British subsidiary of Glengarry Holdings Limited, a Bermuda corporation. Online is subject to tax in England. Glengarry Holdings Limited and its other subsidiary Glengarry Software Solutions, Ltd. conduct its business activities in Bermuda, a non-taxable foreign jurisdiction.

        SFAS 109 requires that the future tax benefit of net operating loss carryforwards be recorded as an asset using current tax rates to the extent that management assesses the utilization of such carryforwards to be more likely than not. As of December 31, 2001 the Company had recorded a deferred tax asset of $55,000 with a valuation allowance of $55,000. As of June 30, 2001 the Company had recorded a deferred tax asset of $55,000 with a valuation allowance of $55,000.

        The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	December 31, 2001	December 31, 2000
Federal Statuatory rate	34%	34%
Adjustment for business conducted in foreign jurisdiction	(34)%
Valuation allowance adjustment	0%	(34)%

Effective rate	0%	0%

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

        Revenues.    Revenues for the six months ended December 31, 2001 were $995,837. There were no revenues for the six months ended December 31, 2000. Revenues for the three months ended December 31, 2001 were $531,382. There were no revenues for the three months ended December 31, 2000. Revenues for the three and six month periods ended December 31, 2001 primarily consisted of commissions generated from equipment and software sales and related financing, and system consulting services. The increase in sales is the result of the Company's continued development since June 29, 2001.

        Cost of Sales.    Cost of sales for the three and six month periods ended December 31, 2001 were $124,837 and $235,542 respectively. These costs consist primarily of fees and commissions paid to outside sales representatives. There were no cost of sales for the three and six month periods ended December 31, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $452,751 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Selling, general and administrative expenses increased by $198,848 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. Selling, general and administrative expenses consist primarily of facility expenses related to administrative and sales offices, personnel expenses, travel and various expenses relating to continued sales and marketing efforts. This overall increase was due to increased sales and marketing activity, and miscellaneous non-recurring expenses related to the Company's expansion into new facilities. The Company's management continues to pursue cost reduction measures consistent with the level of business, wherever opportunities can be identified.

        Interest Income.    Interest income was $235,175 for the six months ended December 31, 2001 compared to $100,671 for the six months ended December 31, 2000. Interest income for the three months ended December 31, 2001 was $166,775, compared to $49,804 for the three months ended December 31, 2000. Interest income was primarily generated from mortgage backed loans and cash held in financial institutions.

        Foreign Currency.    For the three months ended December 31, 2001, the Company had a foreign currency gain of $97,876 and for the and six months ended December 31, 2001, the Company had a foreign currency loss of $58,003. Foreign currency gains and losses are primarily the result of rate fluctuations relating to foreign denominated assets and liabilities. Foreign currency translation adjustments resulted from converting the Company's U.K. subsidiary's functional currency Sterling to the Company's reporting currency the U.S. Dollar. These adjustments are a component of other comprehensive income. For the three month period ended December 31, 2001, the Company had a translation loss of $12,597 and for the six months ended December 31, 2001, the Company had a translation gain of $222,251.

Liquidity and Capital Resources

        The following table summarizes our cash flows for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 (in thousands):

	December 31 2001	December 31 2000
Cash and cash equivalents	$3,509.5	$3,787.3
Net cash provided by (used in) operating activities	(394.2)	(16.9)
Net cash provided by (used in) investing activities	(278.6)	—
Net cash provided by (used in) financing activities	—	—

        As of December 31, 2001, our principal source of liquidity included cash and cash equivalents of $3.509 million. We expect our cash provided by operating activities may fluctuate in future periods as a result of fluctuations in our operating results, accounts receivable collections, and the timing of payments, among others.

        We had no contractual obligations at December 31,2001 expected to have a material impact on our liquidity and cash flows in the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The risk in the Company's market sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates as discussed below:

Foreign Exchange Risk

        The Company is exposed to the effect of foreign exchange rate fluctuations in the U.S. Dollar value of foreign currency-denominated assets and liabilities. At December 31, 2001 and 2000 the Company's primary functional currency is Sterling for its U.K. subsidiary Online Advisory Ltd and the U.S. Dollar for the parent company, Glengarry Holdings Limited and its other subsidiary. The reporting currency is the U.S. Dollar and the Company's largest foreign exchange exposure comes from the Euro and the Japanese Yen.

        As of December 31, 2001, the Company held mortgage loans and debentures in the amount of 49,983,575 French Francs which translates to $6,751,875. These debentures are classified as available for sale securities. The result of a 10% weakening in Dollar against the Euro from December 31, 2001 levels would result in a decrease in operating income of approximately $675,000.

        As of December 31, 2001, the Company had cash and or certificates of deposits held in Yen in the amount of ¥400,000,000 which translates to $3,375,820. A 10% weakening of Sterling to Yen would result in a decrease of approximately $337,000 to operating income. A 10% weakening of the Dollar to Sterling would result in a decrease of approximately $337,000 to other comprehensive income.

        For the three months ended December 31, 2001 and December 31, 2000, the Company had a net foreign currency gain (loss) of $(155,879) and (9,934) respectively. Translation adjustments relating to the conversion of the functional currency to the reporting currency were ($104,442) and ($104,348) for the three months ended December 31, 2001 and December 31, 2000, respectively. These amounts are included in the Company's financial statements as a component of other comprehensive income.

Interest Rate Risk

        As of December 31, 2001, the Company held mortgage loans and debentures in the amount of 49,983,575 French Francs which translates to $6,751,875. The mortgage debentures accrue interest at a fixed rate of 5% per annum (which the Company determines to be the market rate as of December 31, 2001) and mature in January of 2009. These debentures are considered available for sale securities. An increase in interest rates would result in a reduced market value and a carrying value for these debentures. A reduction in the value would be reported as a reduction to other comprehensive income. For example, an increase in the fair market interest rate from 5% to 8% would result in a valuation adjustment of approximately $1,200,000. If these debentures were held at December 31, 2001 this adjustment would be reflected as a decrease to other comprehensive income. If sold, the Company's net income would be reduced by approximately $1,200,000.

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

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 2, 2002	GLENGARRY HOLDINGS LIMITED
	By:	/s/ DAVID CANEY David Caney President and Chief Executive Officer (Principal Executive Officer)

QuickLinks

PART I: FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES BALANCE SHEETS (UNAUDITED)
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF OPERATIONS (UNAUDITED)
STATEMENT OF COMPREHENSIVE INCOME
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF SHAREHOLDES' EQUITY (UNAUDITED)
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF CASH FLOWS (UNAUDITED)
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (UNAUDITED) DECEMBER 31, 2001 AND JUNE 30, 2001
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES