Form 10-K/A
period 2001-06-30
GLENGARRY HOLDINGS LTD
filed 2002-07-25
CIK 1023727

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 000-26611

GLENGARRY HOLDINGS LIMITED
(Exact Name of Registrant as Specified in its Charter)

Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

P.O. Box HM1154, 10 Queen Street, Hamilton, HM EX, Bermuda
(Address of Principal Executive Offices)

(441) 295-3511
Registrants telephone number

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        State registrant's revenues for its most current fiscal year    $32,049

        As of June 29, 2002, the aggregate value of the registrant's voting stock held by non-affiliates was $48,966,732 (computed by multiplying the average bid and asked price on June 29, 2002 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

        At June 29, 2002, 8,161,122 shares of Common Stock were outstanding, which is the registrant's only class of common stock.

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

GENERAL

        The registrant, Glengarry Holdings Limited (the "Company") was incorporated under the laws of Bermuda in November 2000. Prior to redomiciling in Bermuda in February 2001, the registrant was a Nevada corporation named Endless Youth Products, Inc. ("Endless Youth"). See "Background" below. The Company, through its operating subsidiaries,s currently engaged in the marketing, distribution and sale, on a commission basis, of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing, with emphasis on multi-lingual applications to new and existing systems. The Company's current customers are largely in the healthcare industry, including research laboratories, clinics, and particularly hospitals. It actively markets its services in Europe, Asia and the Middle East. Prior to June 2001, the Company's predecessor company was involved in the business of developing, marketing and distributing proprietary vitamins, nutritional skin care and similar products under the trade name "Endless Youth". This health-related business was discontinued and sold in June 2001.

BACKGROUND

Redomestication Transaction

        The Company's predecessor company, Endless Youth, was involved in the business of developing, marketing and distributing proprietary vitamins, nutritional skin care and similar products In June 2000, Endless Youth's sole officer and director determined to abandon this business and, together with EXP International LLC transferred a controlling interest in the Company to the Sababurg Foundation and several other parties. Following this change of control and management, the Company's new management embarked on a plan to change the Company's jurisdiction of organization from Nevada in the United States to Bermuda, in order to maximize future earnings in the international technology and finance sector.

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

Acquisition of Online Advisory Limited

        Effective June 29, 2001 the Company acquired 100% of the issued and outstanding stock of Online Advisory Limited, a company organized under the laws of England and Wales ("Online Advisory"), based in Great Britain. Online Advisory was organized in July 1999 and is engaged in the business of IT services, specializing in finance for computer software as well as the distribution of computer hardware and software. At the same time, the Company sold its subsidiary, Glengarry Holdings (US) Limited, a Nevada corporation, to the Emmerson Development Trust for nominal consideration. Glengarry Holdings (US) was the repository of assets and liabilities of the nutritional products business conducted under the name "Endless Youth Products" by the Company prior to June, 2000.

        The Company acquired Online Advisory Limited for its net asset value, British Pounds, DIVIDED BY 5,714,940 (US$8,091,212) in exchange for 40,455,800 shares of the Company's Common Stock. These shares were issued in exact percentage terms to 215 shareholders of Online Advisory Limited, being all the shareholders of Online Advisory Limited. The Company has agreed to register these shares for possible resale under the Securities Act of 1933, as amended. The former management of Online Advisory Limited have remained as non-executive senior marketing and administration staff.

        The acquisition is considered an acquisition of Glengarry Holdings Limited (the accounting subsidiary/legal parent) by Online Advisory (the accounting parent/legal subsidiary), for accounting purposes, and has been accounted for as a purchase of the net assets of Glengarry Holdings by Online Advisory in the consolidated financial statements. At June 29, 2001, Glengarry Holdings had liabilities in excess of assets of $888,238. For purposes of this acquisition, the fair value of Glengarry Holdings was based on the average share price of its common stock near and at the date of the acquisition, which was $0.19 per share. The fair value of Glengarry Holdings was $84,191, including $20,000 of direct costs relating to the acquisition, is ascribed to the 337,850 previously outstanding common shares of Glengarry Holdings deemed to be issued in the acquisition. The consolidated financial statements are issued under the name of Glengarry Holdings, but are a continuation of the financial statements of the accounting acquirer, Online Advisory. See Note 1 to the audited consolidated financial statements included in this Form 10-K. Accordingly, unless otherwise indicated, all descriptions of the business and historical operations of the Company refer to the business and operations of our legal subsidiary, Online Advisory Limited.

OVERVIEW

        The Company, through its operating subsidiaries, Online Advisory Limited and Glengarry Software Solutions Limited, is currently engaged in the marketing, distribution and sale, on a commission basis, of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing, with emphasis on multi-lingual applications to new and existing systems. The Company's current customers are largely in the healthcare industry, including research laboratories, clinics, and particularly hospitals. It actively markets its services in Europe, Asia and the Middle East.

        The Company's principal executive office is located at 10 Queen Street, Hamilton HM EX, Bermuda, where its telephone number is (441) 295-3511.

THE INDUSTRY

        The worldwide IT products and services distribution industry generally consists of:

  •
  manufacturers and software publishers, which we collectively call suppliers or vendors, and which sell directly to distributors, resellers and end-users;

  •
  distributors, which sell to resellers; and

  •
  resellers, which sell directly to end-users and, in certain cases, to other resellers.

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

CUSTOMERS, PRODUCTS AND SERVICES

        Our operating subsidiary, Online Advisory Limited, was formed in July 1999 to provide a "one stop" IT solution for companies requiring a package of hardware, software, ongoing support and leasing finance. Accelerating technological advancement, the tendency for organisations to migrate to multivendor distributed networks and the increased globalisation of corporate activity have all contributed to a significant increase in the sophistication and interdependency of corporate IT systems. Along with this new autonomy is a heightened emphasis on budgets with businesses looking to access the most cost efficient method of achieving their requirements. Here, we believe that finance packages can play a major part in this equation and being able to provide this as part of the overall package is attractive to customers.

        Customers:    We market computer hardware and software products—including peripherals, systems, networking, components and software—of manufacturers and publishers to our customers in international markets. Our current customers are largely in the healthcare industry, including research laboratories, clinics, and particularly hospitals, where new products are continually in demand as medical progress is made. The medical profession is going through fundamental change worldwide, with demographics revealing ever more people being treated and the ability to treat more and more illnesses. With this as a backdrop and a more demanding population worldwide, we have focused and targeted our operations on the healthcare industry.

        We offer a bespoke client service . An initial consultation with the client will establish their requirements, from budget and timescale, through financing, delivery and ongoing support. We do not manufacture any of the products we market. We derive our income solely from agency commissions on system sales and finance and fees for advisory services.

        Products:    We market a wide variety of products, from computer hardware vendors and suppliers and software publishers worldwide, depending on the requirements of our customers. We emphasize multi-lingual applications to new and existing systems. Product assortments vary by market, and our sales of our vendors' products vary from country to country. Our vendors generally warrant the products we market on their behalf and allow returns of defective products, including those returned to us by our customers. Under the terms of our agreements with our agents and representatives, they are required to provide maintenance service at their expense, to cover configuration or other set-up faults not already covered under equipment or software supplier's warranties. We do not independently warrant the products we distribute. We generally enter into written agreements with our suppliers; however, these agreements usually provide for nonexclusive rights and often include territorial restrictions that limit the countries in which we can sell the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice.

        Advisory Services:    We provide our customers with pre- and post-sale technical support, product configuration/integration services and financing programs. We provide IT business solutions and support to customers including, application services, consulting, hardware and software support, installation, moves, adds, and changes, migration services, Local-Area Network and Wide-Area Network services, network design, integration and implementation, and outsourcing and personnel placement services. These services are undertaken by local independent consultants on behalf of our agents or their dealers, to facilitate amalgamation and compatibility of multi-vendor systems. We provide short-term computer operators to assist customers in transition to new systems. Generally, this service is included in pricing for the software systems. However, we see an opening in the market for a personnel recruitment and placement service, supplying IT employment placement both short-term and permanent.

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

COMPETITION

        Markets outside the United States are characterized by a more fragmented distribution channel. There are no dominant major competitors, but there are literally thousands of potential competitors. The Company is a service provider rather than a manufacturer. It is one of the largest growth markets today with new ideas and technical achievements announced on a daily basis. The Company meets this challenge by dealing in a niche market which is relatively untapped, namely multi-lingual applications. Competition in the computer products distribution industry is intense. Key competitive factors include price, breadth of products, credit availability and financing options, availability of technical support and product information, marketing services and programs, and ability to influence a buyer's decision. Many of our competitors have substantially greater financial resources and broader product offerings than ours. In addition, the evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. As a service provider and not a manufacturer, we compete, in some cases, with hardware vendors and software publishers that sell directly to reseller customers and end-users. Furthermore, direct-marketing resellers are also potential competitors, since they may purchase products directly from vendors and sell those products to other reseller or end-user customers. To the extent that these companies choose to bypass traditional distribution channels and service providers such as our company, they could potentially become competitors for our services.

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

Our Revenues and Prospects are Difficult to Forecast Because We Have Only been Operating our Business since July 1999

        Our primary operating subsidiary, Online Advisory Limited began operations in July 1999 and where therefore have a brief operating history. Therefore, the Company's business and it's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include our ability to among other things:

  •
  continue to attract, retain and motivate qualified personnel;

  •
  implement and successfully execute our business strategy;

  •
  respond to competitive developments;

  •
  develop and market products and services.

There can be no assurance that we will be successful in addressing these business requirements. We expect to incur substantial expenses related to the development of our business, marketing activities and personnel, among other things. We currently have budgeted approximately $800,000 for expenses related to the development of our business, marketing activities and personnel for the next 12 months. If we are unsuccessful in addressing these risks, our revenues may not grow and may fall short of our expectations and those of our investors, which could negatively affect the price of our stock. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our operating history and results of operations.

We Cannot Accurately Predict Future Revenue Growth Because We are Uncertain Whether the Market Will Accept our Product and Service Offerings and the Size of the Market for our Products and Services is Unknown

        We do not manufacture any of the products we market. We derive our income solely from agency commissions on system sales and finance and fees for advisory services. Nonetheless, there can be no assurance that the products and services we plan to offer will attain market acceptance. In addition, we cannot guarantee that future products and services will be accepted by our potential customers. Because the market for information technology and hardware/software finance which we plan to offer is constantly changing, we are unable to accurately estimate the commercial viability and market demand for the range of products and services to be offered by us. We can give no assurance that the market will in fact grow at the rates projected by us, or at all. We will be required to invest substantial resources in developing awareness of and confidence in our services and there can be no assurance that we will have the resources necessary to be successful. We currently have budgeted approximately $1,000,000 for sales and marketing expenses for the next 12 months.

If We Are Unable to Attract and Retain Key Executives, Sales and Client Service Personnel, or if We Are Unable to Adequately Train Our Sales Personnel in a Timely Manner, Our Business and Future Revenue Growth Could Suffer

        We currently employ eight officers/senior managers, five of whom are full time employees, and two full time employees and eight full time independent consultants engaged in advisory, sales and technical support. Our future success depends on our ability to retain, identify, recruit, train, integrate and retain qualified executives, sales and marketing, managerial and technical personnel. We anticipate the need to hire a significant number of personnel to achieve our growth objectives. Competition for these personnel is intense. The inability to attract, integrate and retain the necessary executive, sales, marketing, technical and administrative personnel could harm our ability to generate revenue. In addition, a change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on our personnel costs.

Our Business Could be Hurt By Competition which Would Result in a Decrease in Our Revenues

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

Adverse Economic Conditions or a Change in General Market Patterns will Negatively Affect Our Sales

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

Competition From Larger and More Established Companies May Hamper the Marketability of Our Product Offerings

        The competition in the information technology industry is intense. Large and highly fragmented, this industry hosts a number of well-established competitors, including national, regional and local companies possessing greater financial, marketing, personnel and other resources than we have. In addition, the evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. As a service provider and not a manufacturer, we compete, in some cases, with hardware vendors and software publishers that sell directly to reseller customers and end-users. Furthermore, direct-marketing resellers are also potential competitors, since they may purchase products directly from vendors and sell those products to other reseller or end-user customers. To the extent that these companies choose to bypass traditional distribution channels and service providers such as our company, they could potentially become competitors for our services.

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

Penny Stock Regulation May Result in a Smaller Market for Our Shares

        The "penny stock rules" may restrict the ability of broker-dealers to sell our securities and therefore result in a smaller market for our securities. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If our shares of common stock continue to be listed on the OTC Bulletin Board and trade at a price of less than $5.00 per share, our securities will be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of our securities will reach or maintain such a level.

Unenforceability of Certain United States Judgments — We are Incorporated in Bermuda, and, as a Result, it may not be Possible for Shareholders to Enforce Civil Liability Provisions of Securities Laws of the United States.

        We are organized under the laws of Bermuda. All of our assets and all of our officers and directors are located outside the United States. As a result, it may not be possible for the holders of our common stock to effect service of process within the United States upon us or to enforce against us in United States courts judgments based on the civil liability provisions of the securities laws of the United States. In addition, there is significant doubt as to whether the courts of Bermuda would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state or hear actions brought in Bermuda against us or those persons based on those laws. We have been advised by our legal advisor in Bermuda, Wakefield Quin, that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based on United States federal or state securities laws, would not be automatically enforceable in Bermuda.

Difference in Laws — The Laws of Bermuda Differ from the Laws in Effect in the United States and may Afford Less Protection to Holders of Our Common Stock.

        Holders of our common stock may have more difficulty in protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. We are a Bermuda company and, accordingly, are governed by the Companies Act 1981 of Bermuda, as amended. The Companies Act differs in certain material respects from laws generally applicable to United States corporations and shareholders, including:

        — INTERESTED DIRECTOR TRANSACTIONS: Our bye-laws generally allow us to enter into any transaction or arrangement in which any of our directors have an interest. Directors may also participate in a board vote approving a transaction or arrangement in which they have an interest, so long as they have disclosed that interest. United States companies are generally required to obtain the approval of a majority of disinterested directors or the approval of shareholders before entering into any transaction or arrangement in which any of their directors have an interest, unless the transaction or arrangement is fair to the company at the time it is authorized by the company's board or shareholders.

        — BUSINESS COMBINATIONS WITH INTERESTED SHAREHOLDERS: United States companies in general may not enter into business combinations with interested shareholders, namely certain large shareholders and affiliates, unless the business combination had been approved by the board in advance or by a supermajority of shareholders or the business combination meets specified conditions. There is no similar law in Bermuda.

        — SHAREHOLDER SUITS: The circumstances in which a shareholder may bring a derivative action in Bermuda are significantly more limited than in the United States. In general, under Bermuda law, derivative actions are permitted only when the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of the company's memorandum of association or bye-laws. In addition, Bermuda courts would consider permitting a derivative action for acts that are alleged to constitute a fraud against the minority shareholders or, for instance, acts that require the approval of a greater percentage of the company's shareholders than those who actually approved them.

        — LIMITATIONS ON DIRECTORS' LIABILITY: Our bye-laws provide that each shareholder agrees to waive any claim or right of action he or she may have, whether individually or in the right of the company, against any director, except with respect to claims or rights of action arising out of the fraud or dishonesty of a director. In general, United States companies may limit the personal liability of their directors as long as they acted in good faith and without knowing violation of law.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company's principal executive office is located at 10 Queen Street, Hamilton HM EX, Bermuda, under a lease that is terminable by the Company upon 3 months notice. In addition, Online Advisory Limited has offices at International House, Dover Place, Ashford Kent TN23 1HU, United Kingdom and representative offices maintained by independent agents and sales representatives in Turkey and China (opened early April 2002). Each of these offices are under leases or subleases terminable generally between 1 and 3 months prior notice.

        The Company believes its present facilities and planned representative offices are adequate for its current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock trades sporadically on the OTC Bulletin Board as maintained by Nasdaq. Until May 30, 2002, our stock traded under the symbol "GLGR". Effective May 30, 2002, the Company consummated a one-for-five reverse split of its outstanding common shares. In connection and concurrent with such reverse split, the Company's common shares began trading under the symbol "GLGH". The following is the high and low bid price for the common stock for each quarter within the last two fiscal years:

QUARTER ENDED	HIGH BID	LOW BID
September 30, 1999	$87.50	$15.00
December 30, 1999	25.50	7.80
March 31, 2000	no data	no data
June 30, 2000	31.25	3.15
September 30, 2000	93.50	3.15
December 31, 2000	7.50	3.15
March 31, 2001	5.00	1.10
June 30, 2001	1.25	.75

        The period prior to and including June 30, 2001 have been adjusted to give effect to a one-for-ten reverse split, effective in January 2001, and the subsequent one-for-five reverse split, effective May 30, 2002 . The data represents interdealer quotations, without retail mark-up, mark-down or commissions and, since there is no established trading market, do not reflect actual transactions.

        The closing sale price of our common stock on June 29, 2002, as reported on the OTC Bulletin Board, was $7.00.

        As of June 29, 2002, there were 73 holders of record of the Company's common stock. We believe that there are in excess of 300 beneficial owners of our shares.

DIVIDEND POLICY

        The Company has never paid dividends on its common stock. The determination of payment of dividends in the future will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

RECENT DEVELOPMENTS—DIVIDENDS

        On May 16, 2002, the Board of Directors declared a one-time cash dividend of $0.21 per post-one-for-five reverse split common share ($0.042 pre-reverse split shares), which was paid on June 7, 2002 to shareholders of record at the close of business on May 31, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

        Effective June 29, 2001 the Company acquired 100% of the issued and outstanding stock of Online Advisory Limited, a company organized under the laws of England and Wales, based in Great Britain. The Company acquired Online Advisory Limited for its net asset value, British Pounds, £5,714,940 (US$8,091,212) in exchange for 40,455,800 shares of the Company's Common Stock. These shares were issued in exact percentage terms to 215 shareholders of Online Advisory Limited, being all the shareholders of Online Advisory Limited. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Regulation S under the Securities Act of 1933, as amended, and all the shareholders of Online Advisory Limited were "non-U.S. persons", as defined in Regulation S.

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

	YEAR ENDED JUNE 30, 2001	FROM INCEPTION JULY 15, 1999 TO JUNE 30, 2000
RESULTS OF OPERATIONS
Revenues	$32,049	$0
Gross margin	11,218	0
Operating Income (loss)	(249,307)	(32,493)
Income (loss) from continuing operations	(59,185)	(124,118)
Earnings (loss) per common share from continuing operations
Basic	(0.01)	(0.42)
Diluted	n/a	n/a
Dividends per common share	0	0
FINANCIAL POSITION
Total assets	$11,326,033	$3,815,156
Long term debt	0	0
Shareowners' equity	7,899,138	641,293

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

        Management's Discussion and Analysis should be read in conjunction with the Company's Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

General

        Glengarry Holdings, Ltd. and subsidiaries (the "Company") is engaged in the marketing, distribution and sale, on a commission basis, of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing, with emphasis on multi-lingual applications to new and existing systems.

        On June 29, 2001 the Company acquired Online Advisory Limited for its net asset value, British Pounds, £5,714,940 (US$8,091,212) in exchange for 40,455,800 shares of the Company's Common Stock. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings, Ltd. as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory, Ltd. (the subsidiary). Online Advisory's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 30, 2001, are those of Online Advisory. At June 29, 2001, Glengarry Holdings had liabilities in excess of assets of $888,238. For purposes of this acquisition the fair value of Glengarry Holdings was based on the average share price of its common stock near and at the date of the acquisition, which was $0.19 per share. The fair value of Glengarry Holdings was $84,191, including $20,000 of direct costs relating to the acquisition, is ascribed to the 337,850 previously outstanding common shares of Glengarry Holdings deemed to be issued in the acquisition.

Major Provisions on New Accounting Standards

        Major provisions of new accounting standards which may be material to the Company's financial statements in the future are as follows:

        SFAS 141, Business Combinations and SFAS 142, goodwill and other intangible assets, change the accounting for business combinations, goodwill and identifiable intangible assets.

        Statement 141 eliminates the pooling of interest method of accounting for busiess combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        As of July 1, 2002 the Company will implement SFAS 142 on all goodwill related to business combinations which occurred prior to July 1, 2001. Under Statement 142 goodwill is no longer amortized. All goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Transition to the new rules requires the completion of a transitional impairment test of all goodwill within the first year of adoption. This test requires determining and comparing the fair value of goodwill to its carrying value.

        Any impairment loss resulting from the transitional impairment test will be accounted for as a change in accounting principles.

        Management does not expect to incur any significant impairment loss as a result of the transitional impairment test, Management expects amortization expense to decrease by approximately $100,000 for the fiscal year beginning July 1, 2002 as a result of implementing SFAS 142.

        SFAS 143, Accounting for Asset Retirement Obligations and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets are not expected to have a material effect on the Company's financial statements.

Results of Operations

        Net Sales—Net Sales for the year ended June 30, 2001 of $32,049 were from advisory services. The Company had no sales for the period ended June 30, 2000.

        Cost of Sales—Cost of Sales consisted primarily of fees paid to outside sales representatives.

        Selling, General and Administrative Expenses—Selling, General and Administrative expenses were $260,525 and $32,493 for the year ended June 30, 2001 and the period ended June 30, 2000 respectively. The increase was due to increased sales and marketing activity, and miscellaneous expenses related to market development efforts. A substantial amount of the increase in Selling, General and Administrative Expenses during 2001 related to approximately $168,000 paid to Eastwell Financial Services during the year. Eastwell was a related party until June of 2001. Eastwell provides, under an agency agreement, office and secretarial services for our management and sales staff based overseas. For this service, against invoice, the Company reimburses Eastwell for costs incurred in respect of expenses met by Eastwell on the Company's behalf.

        Interest Income—Interest Income was $149,786 for the year ended June 30, 2001 compared to $18,268 for the period ended June 30, 2000. Interest income for 2001 and 2000 was primarily generated from a 12-month Certificate of Deposit, which matured in May of 2001. In 2001 the Company also earned interest on mortgage debentures secured by real estate in the French Riviera.

        Foreign Currency—Foreign Currency gains and losses are primarily the result of the Company holding assets denominated in Euro and liabilities denominated in Japanese Yen. For the year ended June 30, 2001 the Company had a net foreign currency gain of $59,586 compared to a loss of $107,890 for the period ended June 30, 2000. Foreign currency translation adjustments resulted from converting the Company's functional currency Sterling to its reporting currency the Dollar. These adjustments are a component of other comprehensive income. For the year ended June 30, 2001 the Company had a translation loss of $(94,527) for the period ended June 30, 2000 the Company had a translation gain of $17,361.

        Net Loss—The Company had a net loss of $(59,185) for the year end June 30, 2001 and a net loss of $(124,118) for the period ended from July 15, 1999 through June 30, 2000. These losses are the result of the operations of Online Advisory, Ltd. which was acquired by Glengarry Holdings, Ltd. on June 29, 2001 in a reverse acquisition. Under reverse acquisition accounting Online Advisory, Ltd. (the subsidiary) has been treated as the accounting acquirer. Glengarry Holdings, Ltd. (the parent) incurred a net loss of $(771,015) and had net income of $111,993 for the years ended June 30, 2001 and 2000 respectively.

        Liquidity and Capital Resources—As a result of the acquisition of Online Advisory, the Company held at June 30, 2001, ten mortgage debentures secured by a property located in France on the French Riviera. These debentures accrue interest at 5% per annum and are payable in French Francs; they mature in January 2009. The debentures are considered available- for-sale securities. The cost basis and market value of these debentures was $6,270,695 as of June 30, 2001. On January 4, 2002 the Company sold five mortgage debentures acquired in the acquisition, resulting in cash proceeds of approximately $3,360,000.

        The debentures provide sources of collateral which can be used to secure loans for working capital. At June 30, 2001 the Company had a loan payable in the amount of 400,000,000 Japanese Yen which translates to $3,196,290 U.S. dollars. This loan is secured by $3,520,780 of cash deposits and the debentures.

        Although the Company has a history of operating losses, management believes the cash and debentures obtained through its acquisition of Online Advisory will be sufficient to fund the Company's operations and working capital requirements for the 2002 fiscal year.

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

        As of June 30, 2001 and 2000 the Company had loans outstanding in the amount of 400 million and 330 million Japanese Yen which translated to $3,196,290 and $3,140,996 respectively. The result of a 10% weakening of the Dollar to the Yen would result in a decrease to operating income of approximately $320,000 for 2002 compared to $315,000 for 2001. As of June 30, 2001 and 2000 the Company had cash and or certificates of deposits held in Sterling (the functional currency of the subsidiary Online Advisory Ltd.) in the amount of £2,811,865 and £2,511,458 respectively which translates to $3,960,031 and $3,815,156 respectively. A 10% weakening of the Dollar to Sterling would result in a reduction of approximately $400,000 and $380,000 to other comprehensive income for 2002 and 2001 respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Our Board of Directors consist of five directors divided into three classes serving staggered three-year terms. The directors and executive officers of the Company as of June 29, 2002 are as follows:

Name	Age	Position	Term Expires
David Caney	47	President and Director	2004
William Bolland	51	Vice President and Director	2003
Jacqueline Antin	55	Chief Financial Officer and Director	2002
Roderick M. Forrest	35	Director (Chairman of the Board)	2003
Robert J. Mason	39	Director	2003
Glyn Williams	45	Managing Director (executive officer) of Online Advisory Limited

        All officers are appointed by and serve at the direction of the Board of Directors. There are no family relationships among any of our directors or officers.

        David B. Caney was appointed as a director, President and Chief Executive Officer on November 2, 2000 of Endless Youth Products, Inc., the Company's predecessor ("Endless Youth"). He has continued in these positions through the Company's Bermuda redomestication merger (the "Redomestication") on February 2, 2001. Mr. Caney's experience includes a long history of management of international trade and shipping companies including Humatech Ltd. for which he has served as a major director since 1998. Humatech Ltd. is the European distributor for Humatech, Inc., a U.S. based distributor of organic based feed and agricultural products. From 1992 to 1997, he served as a managing director for Crusader Navigation Ltd. (Tunbridge Wells), a British, American and Italian owned operator and manager of commercial ships ranging from 35,000 to 150,000 tons operating in the United Kingdom, the United States, Western Europe, Australia, Asia, the Middle East and South Africa. In such a capacity, he was estimating and budgeting, contract negotiation, customer relations, marketing, development strategy, chartering, administration and day-to-day management. The company carried an average of about 4 million tons of cargo per annum (the lowest being 1997 at 1.3 million and highest being just over 8 million in 1993/4) mostly under long-term contract, on vessels under long term charter. At the peak in 1993/4/5 the company had between 16 and 20 ships in their fleet. Mr. Caney left the partnership in 1997. Prior to joining Crusader Navigation Ltd. in 1992, Mr. Caney co-founded and organized NS Lemos & Co. (London) in 1983, a ship owner at which he was responsible for the company's entry into the market, the purchase and sale of ships and all aspects of ship chartering and fleet marketing, cost estimation and future business development. Concurrent from 1989 to 1992 he also served as director of The Baltic Exchange (London), an international shipping exchange and future market where he served as a member of the finance committee.

        William Bolland was appointed Vice President and Director of the Company concurrently with the Company's Redomestication on February 2, 2001 and the appointment of Fairway Management (Bermuda) Ltd. as the Company's Bermudian managers. He has served as Chief Executive Officer for Fairway Management (Bermuda) Ltd., since June 1993. Fairway Management provides professional management to a broad range of international and Bermudian clients including Glengarry Holdings. Mr. Bolland, who holds a professional qualification from Chartered Institute of Public Finance and Accounting since 1976, has held various positions at Fairway in Bermuda and the United Kingdom including Managing Director and Director of Financing during the past 18 years.

        Jacqueline Antin was appointed as a director, Chief Financial Officer and Secretary of Endless Youth on November 2, 2000. She has continued in these positions through the Company's Redomestication on February 2, 2001. Mrs. Antin also serves the Company as an officer and director of one or more subsidiaries. Mrs. Antin served as a bank officer for NatWest Bank PLC from 1977 to

2000, her most recent title being Senior Manager. At NatWest Bank PLC Mrs. Antin operated in various capacities including lending, securities settlement, investment, mortgages and account management. She offers the company extensive financial and banking experience secured during a career of more than 30 years.

        Roderick Forrest was appointed Chairman of the Board of the Company concurrently with the Company's Redomestication on February 2, 2001. He is a corporate attorney practicing in Bermuda with Wakefield Quin (formerly M.L.H. Quin & Co.), the Company's Bermuda counsel, where he is a Senior Associate. Mr. Forrest qualified as a solicitor in Scotland in 1990 with Gray Muirhead WS in Edinburgh. In 1990 he joined the Legal Services Division of the Bank of Scotland mainly working in the Recoveries Section supervising the Bank's interests in corporate insolvencies and advising on refinancing and capital restructuring. In 1996 he joined M.L.H. Quin & Co., practicing company and commercial law, on matters including mutual funds, limited partnerships, banking, finance and trusts. Mr. Forrest currently holds directorships with a number of international companies. He is a member of the Law Society of Scotland and the Bermuda Bar Association.

        Robert J. Mason was appointed a Director of the Company concurrently with the Company's Redomestication on February 2, 2001 and the appointment of Fairway Management (Bermuda) Ltd. as the Company's Bermudian manager. He has served as Executive Officer, Accounting and Information Systems for Fairway Management (Bermuda) Ltd. since 1994 and has been associated with Fairway in various accounting and administrative positions since 1988. Mr. Mason is a Certified Management Accountant and is the current President of the Society of Management Accountants—Bermuda.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth all compensation paid or distributed during the fiscal years ended June 30, 1999, 2000 and 2001 for services rendered by each person serving the Chief Executive Officer of the Company or Online Advisory during the fiscal year ended June 30, 2001:

ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION					AWARDS OF COMMON STOCK OPTIONS	ALL OTHER COMPENSATION
	YEAR	SALARY (1)		BONUSES
David Caney, Current President and CEO (2)	2001		$23,988	-0-	-0-		$-0-
Edward Shah, Former Chairman and Chief Executive Officer (3)	2000 2001	$ $	-0- 70,218	-0- -0-	-0- -0-	$ $	-0- -0-
Victor Hardt(4) Former Managing Director and CEO	2000 2001	$ $	-0- -0-	-0- -0-	-0- -0-	$ $	35,076 277,728	(5) (5)

(1)
Includes consulting payments in lieu of salary.

(2)
Assumed office of President and CEO of our predecessor, Endless Youth, on November 2, 2000.

(3)
Assumed office of President and CEO of our predecessor, Endless Youth, on June 1, 2000 and resigned as CEO November 2, 2000.

(4)
Former Director and CEO of Online Advisory. Resigned from such positions on June 19, 2001 and continues to provide administrative services to Online Advisory.

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

Comparison of Cumulative Total Returns

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following information with respect to the outstanding shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) the chief executive officer, (iii) all beneficial owners of more than five percent of common stock known to the Company and (iv) the directors and executive officers as a group, is furnished as of June 29, 2002, except as otherwise indicated.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS (1)
David Caney	-0-	0%
William Bolland	-0-	0%
Jacqueline Antin	-0-	0%
Roderick M. Forrest	-0-	0%
Robert J. Mason	-0-	0%
All Officers and Directors as a Group (six persons)	-0-	0%

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of December 6, 2000 by and among Endless Youth Products, Inc, a Nevada corporation, Endless Youth Products, Ltd., a Bermuda company, and EYPI Merger Corp., a Nevada corporation (included as annex A to the proxy statement/prospectus). (1)
2.2	Securities Exchange Agreement dated June 29, 2001 between Glengarry Holdings Limited and the shareholders of Online Advisory Limited represented by Rosewood Company Limited (Equity Services). (3)
2.3	Stock Sale Agreement dated as of June 29, 2001 between Glengarry Holdings Limited and Emmerson Development Trust. (3)
3.1	Memorandum of Association of Glengarry Holdings Limited (formerly Endless Youth Products, Ltd.), a Bermuda company (included as annex B to the proxy statement/prospectus). (1)
3.2	Bye-Laws of Glengarry Holdings Limited (Endless Youth Products, Ltd.), a Bermuda company (included as annex C to the proxy statement/prospectus). (1)
3.3	Deed consolidating common shares dated February 6, 2001. (2)
10.1	Registration Rights Agreement dated June 29, 2001. (3)
10.2	Escrow Agreement dated June 29, 2001. (3)
10.3	1996 Stock Option Plan. (4)
10.4	Amendment No. 1 to Stock Option Plan. (4)
10.5	Amendment No. 2 to Stock Option Plan. (4)
10.6	Lease dated August 20, 2001 between Elderwalk Limited and Online Advisory Limited. (5)
10.7	Form of Bearer Debentures owned by the Registrant and issued by Oakland Finance Limited (5)
10.8	¥400,000,000 Loan Facility Agreement dated June 29, 2001 between Trade Credit & Guarantee S.A. and the Registrant
11.1	Statement re: calculation of per-share earnings. (See Note 1 to the Consolidated Financial Statements) (5)
21.1	Subsidiaries of the Registrant:
Online Advisory Limited (U.K.) 100%
Glengarry Software Solutions Limited (Bermuda) 100%
23.1	Consent of Wakefield Quin

(1)
Filed as an exhibit to the Registrant's registration statement on Form S-4 (333-50520).

(2)
Filed as an exhibit to the Form 10-K for the year ended June 30, 2001.

(3)
Filed as an exhibit to the Registrant's current report on Form 8-K dated June 29, 2001.

(4)
Filed as an exhibit to the Registrant's Form 10-SB.

(5)
Filed as an exhibit to the Registrant's Amended Form 10-K filed November 13, 2001.

(b)
Financial Statement Schedules

        All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto or in other supplemental schedules.

  (c)
  Reports on Form 8-K

        Form 8-K report dated June 29, 2001, reporting the acquisition of Online Advisory Limited.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2002	GLENGARRY HOLDINGS LIMITED
	By:	/s/ DAVID CANEY David Caney President and Chief Executive Officer (Principal Executive Officer)

Beckman Kirkland
    & Whitney Letterhead

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Glengarry Holdings, Ltd. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Glengarry Holdings, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year ended June 30, 2001 and the period from July 15, 1999 (date of inception) through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Beckman, Kirkland & Whitney

Agoura Hills, California
April 4, 2002

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
BALANCE SHEETS

	June 30, 2001	June 30, 2000
ASSETS
Current assets
Cash	$439,251	$17,406
Restricted cash (Note 5)	3,520,780	—
Certificate of deposit (Note 5)	—	3,797,750
Accounts receivable—trade	18,112	—
Interest receivable	16,108	—

Total current assets	3,994,251	3,815,156
Property and equipment, net (Notes 1 & 3)	88,658	—
Other assets
Mortgage debentures receivable (Note 4 & 11)	6,270,695	—
Goodwill	972,429	—

Total assets	$11,326,033	$3,815,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$222,155	$30,959
Accrued expenses	8,450	1,908
Notes and loans payable (Note 5)	3,196,290	3,140,996

Total liabilities	3,426,895	3,173,863

Commitment and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Preferred stock, $.005 par value, authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2001 and June 30, 2000
Common stock, $.05 par value, authorized 50,000,000 shares; 40,793,650 shares issued and outstanding at June 30, 2001, and 3,560,357 shares issued and outstanding at June 30, 2000	2,039,682	178,017
Additional paid-in capital	6,119,925	570,033
Accumulated deficit	(183,303)	(124,118)
Cumulative foreign currency translation adjustment	(77,166)	17,361

Total shareholders' equity	7,899,138	641,293

Total liabilities and shareholders' equity	$11,326,033	$3,815,156

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended June 30, 2001	Period from July 15, 1999 (date of inception) to June 30, 2000
Gross receipts	$32,049	$—
Less: returns and allowances	—	—

Net sales	32,049	—
Cost of sales	20,831	—

Gross profit	11,218	—
Selling, general and administrative expenses	260,525	32,493

Income (loss) from operations	(249,307)	(32,493)
Other income and (expenses)
Interest income	149,786	18,268
Interest expense	(19,250)	(2,003)
Foreign currency gain (loss)	59,586	(107,890)

Income (loss) before income taxes	(59,185)	(124,118)
Provision for income taxes—(Note 6)	—	—

Net income (loss)	(59,185)	(124,118)
Other comprehensive income (loss):
Foreign currency translation adjustments	(94,527)	17,361

Comprehensive income (loss)	$(153,712)	$(106,757)

Income (loss) per share amounts:
Basic:
Net income (loss) from continuing operations	$(0.01)	$(0.42)

Diluted:
Net income (loss) from continuing operations	$(0.01)	$(0.42)

Weighted average shares outstanding
Basic	4,117,164	297,289

Diluted	4,117,164	297,289

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year ended June 30, 2001	Period from July 15, 1999 (date of inception) to June 30, 2000
OPERATING ACTIVITIES:
Net loss	$(59,185)	$(124,118)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	12,066	—
Foreign currency adjustment	142,318	—
(Increase) Decrease in accounts receivable	(18,112)	—
(Increase) Decrease in interest receivable	(16,108)	—
Increase (Decrease) in accounts payable	191,196	30,959
Increase (Decrease) in accrued expenses	6,542	1,908

Net cash provided (used) in operating activities	258,717	(91,251)

INVESTING ACTIVITIES:
Maturity (Purchase) of Certificate of deposit	3,797,750	(3,797,750)
Purchase of mortgage debentures	(645,557)	—
Purchase of furniture, fixtures & equipment	(100,724)	—

Net cash provided (used) in investing activities	3,051,469	(3,797,750)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,774,922	748,050
Repayment of short-term debt assumed through acquisition of GGH	(906,960)	—
Repayment of short-term debt	(3,140,996)	3,140,996

Net cash provided by financing activities	726,966	3,889,046

Effect of exchange rates on cash and cash equivalents	(94,527)	17,361

Net increase in cash and cash equivalents	3,942,625	17,406
Cash and cash equivalents at beginning of year	17,406	—

Cash and cash equivalents at end of year	$3,960,031	$17,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid during the period was:	$19,250	$2,003
Income taxes paid during the period was:	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Mortgage debentures received from issuance of common stock	$5,782,674	$—
Liabilities assumed relating to issuance of stock	(3,210,230)	—

Net non-cash consideration for issuance of common stock	$2,572,444	$—

Fair market value of liabilities in excess of asset for acquired business	$888,236	$—

See accompanying notes to financial statements

GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
July 15, 1999 (date of inception)	—	$—	$—	$—	$—	$—
Shares issued	3,560,357	178,017	570,033			748,050
Net loss for period				(124,118)		(124,118)
Foreign currency translation adjustment					17,361	17,361

Balance at June 30, 2000	3,560,357	$178,017	$570,033	$(124,118)	$17,361	$641,293

Shares issued	36,895,443	1,844,772	5,502,594			7,347,366
Net loss for period				(59,185)		(59,185)
Foreign currency translation adjustment					(94,527)	(94,527)
Restatement in connection with reverse acquisition of GGH and Online	337,850	16,893	47,298			64,191

Balance at June 30, 2001	40,793,650	$2,039,682	$6,119,925	$(183,303)	$(77,166)	$7,899,138

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

        On June 29, 2001 the Company issued 40,455,800 shares of common stock in exchange for all issued and outstanding shares of Online Advisory Limited. The transaction was accounted for as a reverse acquisition whereby Online Advisory Limited was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory Limited (the subsidiary). Glengarry Holdings Limited and its subsidiaries (the Company) is engaged in the marketing, distribution and sale, on a commission basis, of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing, with emphasis on multi-lingual applications to new and existing systems.

Basis of Consolidation

        The consolidated financial statements include the accounts of Glengarry Holdings Limited and its domestic and foreign subsidiaries. Inter-company accounts and transactions have been eliminated.

Foreign Subsidiaries

        The local foreign currency is the functional currency for Online Advisory Limited Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses are included as a component of shareholders' equity. Transaction gains and losses are included in the statement of operations.

Cash Equivalents

        The Company considers all highly liquid certificates of deposit with an original maturity of three months or less to be cash equivalents.

Depreciation and Amortization

        Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

Furniture and Fixtures	7 years
Computer Equipment	5 years

Goodwill

        Goodwill was generated from the acquisition of Online Advisory Limited, which was accounted for as a reverse acquisition. Goodwill has been recorded at cost and will be amortized on a straight-line basis over ten years. In determining the estimated useful lives, management considered the nature, competitive position, life cycle position, and expected future operating income of the acquired company, as well as the Company's commitment to support the acquired Company through continued investment in operational improvements. The Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill should be adjusted for impairment. Effective July 1, 2002 and for any future acquisitions commenced prior to July 1, 2002 the Company will account for goodwill in accordance with FASB 142, under statement 142 goodwill is no longer amortized instead, it is tested at least annually for impairment.

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

Reclassifications

        Certain reclassifications were made to conform prior years' data to the current presentation. Historical share and earning per share disclosures have been adjusted to reflect the 7.121 shares of Glengarry Holdings Limited common stock ("Exchange Ratio") that Online Advisory Limited shareholders received for each share of Online Advisory Limited common stock upon the merger of Glengarry Holdings Limited and Online Advisory Limited (see Note 2).

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

        The following table summarizes the calculation of basic and diluted earnings per share:

	June 30, 2001	Period from July 15, 1999 (date of inception) to June 30, 2000
Numerator:
Basic and diluted earnings per share — net income (loss)	$(59,185)	$(124,118)
Denominator:
Basic earnings per share — weighted average number of common share outstanding during the period	4,117,164	297,289
Incremental common shares attributable to assumed exercise of options and warrants	n/a	n/a
Denominator for diluted earnings per share	4,117,164	297,289
Basic earnings per share	$(0.01)	$(0.42)
Diluted earnings per share	(0.01)	(0.42)

New Accounting Standards

        Major provisions of new accounting standards which may be material to the Company's financial statements in the future are as follows:

        SFAS 141, Business Combinations and SFAS 142, goodwill and other intangible assets, change the accounting for business combinations, goodwill and identifiable intangible assets.

        Statement 141 eliminates the pooling of interest method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        As of July 1, 2002 the company will implement SFAS 142 on all goodwill related to business combinations which occurred prior to July 1, 2001. Under Statement 142 good is no longer amortized. All goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Transition to the new rules requires the completion of a transitional impairment test of all goodwill within the first year of adoption. This test requires determining and comparing the fair value of goodwill to its carrying value. Any impairment loss resulting from the transitional impairment test will be accounted for as a change in accounting principles. Management does not expect to incur any significant impairment loss as a result of the transitional impairment test, Management expects amortization expense to decrease by approximately $100,000 for the fiscal year beginning July 1, 2002 as a result of implementing SFAS 142.

NOTE 2—MERGERS AND ACQUISITIONS

Acquisition of Online Advisory Services

        On June 29, 2001 Glengarry Holdings Limited acquired all of the issued and outstanding shares of Online Advisory Limited. The transaction was accounted for as a reverse acquisition whereby Online Advisory Limited was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because the Online shareholders owned a majority of the Company as of the merger date. The Online Advisory Limited shareholders received 40,455,800 shares of Glengarry Holdings Limited in exchange for 5,681,428 shares of Online Advisory Limited, which represented all of the outstanding stock of Online Advisory Limited. This acquisition was accounted for under the purchase method of accounting.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Property, Plant and Equipment consist of the following at:

	June 30, 2001	June 30, 2000
Furniture and Fixtures	$60,991	$—
Computer Equipment	39,733	—
less: Accumulated Depreciation	(12,066)	—

	$88,658	$—

        Depreciation expense charged to operations was $12,066, and $0 for the year ended June 30, 2001, and the period ended June 30, 2000 respectively.

NOTE 4—MORTGAGE DEBENTURES RECEIVABLE

        The Company holds ten mortgage debentures secured by a property located in France on the French Riviera. These debentures accrue interest at 5% per annum and are payable in French Francs; they mature in January 2009. The debentures are considered available- for-sale securities. The cost basis and market value of these debentures was $6,270,695 as of June 30, 2001; accordingly no unrealized gains or losses have been recorded in other Comprehensive income or stockholders equity. The Company evaluates these debentures periodically to determine any impairment to their fair market value. This evaluation is based on the available equity of the secured property and the stated interest rate of mortgage debentures compared to the current prevailing interest rate of similar debt securities. These debentures are pledged as collateral against a loan payable as discussed in Note 5.

NOTE 5—NOTES AND LOANS PAYABLE

        At June 30, 2001 the Company had a loan payable in the amount of ¥400,000,000 Japanese Yen which translates to $3,196,290 U.S. dollars. This loan accrues interest at 1.5% per annum and is due June 2002. This loan is secured by $3,520,780 of cash deposits and the mortgage debentures discussed in Note 4.

        At June 30, 2000 the Company had a loan payable in the amount of ¥330,000,000 Japanese Yen which translated to $3,140,996 U.S. dollars as of that date. The loan accrued interest at .75% per annum and was paid off in May of 2001. The loan was secured by a 1 year fixed GBP Sterling Deposit of £2,500,000, which translated to $3,797,750 U.S. dollars as of June 30, 2000. Under the terms of the loan if the security fell to 115% of the loan amount, the company was responsible for restoring the margin to a minimum of 125% of the loan amount with cash or securities acceptable to the lender within 5 working days. If the margin fell to 105%, the lender would immediately convert the currency borrowing to Sterling pounds (the same currency in which the security is being held).

NOTE 6—INCOME TAXES

        There is no current or deferred income tax expense for the year ended June 30, 2001, and the period ended June 30, 2000. The operations reported in these financial statements represent the historical operations of Online Advisory Limited, a British subsidiary of Glengarry Holdings Limited, a Bermuda Corporation. Online is subject to tax in England. Glengarry Holdings Limited and its other subsidiary, Glengarry Software Solutions, Ltd., conduct its business activities in Bermuda, a non-taxable foreign jurisdiction.

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

        The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	Year Ended June 30, 2001	Period Ended June 30, 2000
Federal statutory rate	34.0%	34.0%
Adjustment for business conducted in foreign jurisdictions	(4.0)	(4.0)
Valuation allowance adjustment	(30.0)	(30.0)

Effective tax rate	0.0%	0.0%

NOTE 7—RELATED PARTY TRANSACTIONS

        Victor Hardt was a director of Online Advisory Limited until June 19, 2001. Mr. Hardt was also a consultant for Eastwell Financial Services Ltd. Online paid Eastwell $167,892 and $35,076 for management fees, consulting services, and expense reimbursements for the year ended June 30, 2001 and the period ended June 30, 2000 respectively. Online recorded sales of $32,049 to Eastwell for services provided and commissions.

NOTE 8—SHAREHOLDERS' EQUITY

        During the year ended June 30, 2001, Online Advisory Limited (the accounting acquirer) issued 5,181,216 shares of common stock (which were subsequently exchanged for 36,895,443 shares of Glengarry Holdings Limited at the time of the acquisition of Online Advisory Limited) in exchange for the following consideration:

Cash	$4,774,922
Mortgage Debentures	5,782,674
Loan Payable Assumed	(3,210,230)

$7,347,366

        The total consideration of $7,347,366 resulted in an increase of $1,844,772 in Common Stock and an increase of $5,502,594 in additional paid in capital. The shares issued were based on the fair market value of the Company's assets at a price per share of 20 cents.

        Prior to the reverse acquisition of Online Advisory Limited the Company had outstanding options and warrants. These options and warrants were not affected by the merger. The changes in options and warrants reflect that of Glengarry Holdings Limited and not Online Advisory Limited which has no outstanding options or warrants.

        Changes in the status of options are summarized as follows for the fiscal years ended June 30:

	2001	2000	1999
Outstanding at beginning of year	7,000	48,000	35,000
Granted	—	—	29,000
Exercised	—	—	(16,000)
Expired	(1,000)	—	—
Cancelled	—	(41,000)	—

Outstanding at end of year	6,000	7,000	48,000

Exercisable at end of year	6,000	7,000	120,000

Price range of options:
Outstanding at end of year	$6.25 – $25.00	$6.25 – $25.00	$6.25 – $25.00

        Changes in the status of warrants are summarized as follows for the fiscal years ended June 30:

	2001	2000	1999
Outstanding at beginning of year	6,700	38,387	20,520
Granted	—	—	25,050
Exercised	—	—	(6,983)
Expired	(2,500)	(12,387)	(200)
Cancelled	—	(19,300)	—

Outstanding at end of year	4,200	6,700	38,387

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

        Subsequent to year-end the Company commenced a cancelable operating lease in August 2001 for its administrative offices. Under the terms of the lease the Company is entitled to terminate the lease by giving the landlord three months notice at anytime after six months from the commencement of the lease. Future minimum lease payments under this lease for the years ended June 30 are as follows:

Non-cancelable
2002	$35,843
Cancelable
2002	3,983
2003	47,971
2004	47,971
2005	7,965

NOTE 10—CONCENTRATIONS OF CREDIT RISK

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

NOTE 11 SUBSEQUENT EVENT

        In January of 2002 the Company sold 5 of its mortgage debentures more fully discussed in Note 4. The debentures were sold for their carrying value in Euro's which translates to $3,360,867. The Company did recognize a foreign currency loss of $15,076 on this transaction.

QuickLinks

PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. DESCRIPTION OF PROPERTY.
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL AND OPERATING DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
INDEPENDENT AUDITORS' REPORT
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES BALANCE SHEETS
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF CASH FLOWS
GLENGARRY HOLDINGS, LTD. AND SUBSIDIARIES STATEMENTS OF SHAREHOLDERS' EQUITY
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS JUNE 30, 2001 AND JUNE 30, 2000