Form 10-K/A
period 2001-06-30
GLENGARRY HOLDINGS LTD
filed 2002-09-13
CIK 1023727

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 4 to Form 10-K

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

Common Stock, $.01 par value
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

        The Company acquired Online Advisory Limited for its net asset value, British Pounds, £5,714,940 (US$8,091,212) in exchange for 8,091,160 shares (40,455,800 pre-reverse split shares) of the Company's Common Stock. These shares were issued in exact percentage terms to 215 shareholders of Online Advisory Limited, being all the shareholders of Online Advisory Limited. The Company has agreed to register these shares for possible resale under the Securities Act of 1933, as amended. The former management of Online Advisory Limited have remained as non-executive senior marketing and administration staff.

        The acquisition is considered an acquisition of Glengarry Holdings Limited (the accounting subsidiary/legal parent) by Online Advisory (the accounting parent/legal subsidiary), for accounting purposes, and has been accounted for as a purchase of the net assets of Glengarry Holdings by Online Advisory in the consolidated financial statements. At June 29, 2001, Glengarry Holdings had liabilities in excess of assets of $888,238. For purposes of this acquisition, the fair value of Glengarry Holdings was based on the average share price of its common stock near and at the date of the acquisition, which was $0.95 per share ($0.19 per share pre-reverse split). The fair value of Glengarry Holdings was $84,191, including $20,000 of direct costs relating to the acquisition, is ascribed to the 67,570 shares (337,850 pre-reverse split shares) previously outstanding common shares of Glengarry Holdings deemed to be issued in the acquisition. The consolidated financial statements are issued under the name of Glengarry Holdings, but are a continuation of the financial statements of the accounting acquirer, Online Advisory. See Note 1 to the audited consolidated financial statements included in this Form 10-K. Accordingly, unless otherwise indicated, all descriptions of the business and historical operations of the Company refer to the business and operations of our legal subsidiary, Online Advisory Limited.

Reverse Stock Split

        Effective May 30, 2002, the Company consummated a one-for-five reverse split of its outstanding common shares. Unless otherwise indicated, all share data and per share data contained in this report give retroactive effect to the reverse stock split, as if the reverse stock split had been effected as of such date.

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

        We offer a bespoke client service. An initial consultation with the client will establish their requirements, from budget and timescale, through financing, delivery and ongoing support. We do not manufacture any of the products we market. We derive our income solely from agency commissions on system sales and finance and fees for advisory services.

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

Competition From Larger and More Established Companies May Hamper the Marketability of Our Product Offerings

        The competition in the information technology industry is intense. Large and highly fragmented, this industry hosts a number of well-established competitors, including national, regional and local companies possessing greater financial, marketing, personnel and other resources than we have. In addition, the evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. As a service provider and not a manufacturer, we compete, in some cases, with hardware vendors and software publishers that sell directly to reseller customers and end-users. Furthermore, direct-marketing resellers are also potential competitors, since they may purchase products directly from vendors and sell those products to other reseller or end-user customers. To the extent that these companies choose to bypass traditional distribution channels and service providers such as our company, they could potentially become competitors for our services

Issuance of Future Shares May Dilute Investor Share Value

        Our Memorandum of Association, as amended, authorizes the issuance of 500,000,000 common shares and 50,000,000 preference shares. The future issuance of all or part of the remaining authorized common shares and/or all or part of the preference shares may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us in order to make an acquisition of an intangible asset. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for our common stock.

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

Unenforceability of Certain United States Judgments—We are Incorporated in Bermuda, and, as a Result, it may not be Possible for Shareholders to Enforce Civil Liability Provisions of Securities Laws of the United States.

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

Difference in Laws—The Laws of Bermuda Differ from the Laws in Effect in the United States and may Afford Less Protection to Holders of Our Common Stock.

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

        —INTERESTED DIRECTOR TRANSACTIONS: Our bye-laws generally allow us to enter into any transaction or arrangement in which any of our directors have an interest. Directors may also participate in a board vote approving a transaction or arrangement in which they have an interest, so long as they have disclosed that interest. United States companies are generally required to obtain the approval of a majority of disinterested directors or the approval of shareholders before entering into any transaction or arrangement in which any of their directors have an interest, unless the transaction or arrangement is fair to the company at the time it is authorized by the company's board or shareholders.

        —BUSINESS COMBINATIONS WITH INTERESTED SHAREHOLDERS: United States companies in general may not enter into business combinations with interested shareholders, namely certain large shareholders and affiliates, unless the business combination had been approved by the board in advance or by a supermajority of shareholders or the business combination meets specified conditions. There is no similar law in Bermuda.

        —SHAREHOLDER SUITS: The circumstances in which a shareholder may bring a derivative action in Bermuda are significantly more limited than in the United States. In general, under Bermuda law, derivative actions are permitted only when the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of the company's memorandum of association or bye-laws. In addition, Bermuda courts would consider permitting a derivative action for acts that are alleged to constitute a fraud against the minority shareholders or, for instance, acts that require the approval of a greater percentage of the company's shareholders than those who actually approved them.

        —LIMITATIONS ON DIRECTORS' LIABILITY: Our bye-laws provide that each shareholder agrees to waive any claim or right of action he or she may have, whether individually or in the right of the company, against any director, except with respect to claims or rights of action arising out of the fraud or dishonesty of a director. In general, United States companies may limit the personal liability of their directors as long as they acted in good faith and without knowing violation of law.

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

QUARTER ENDED	HIGH BID	LOW BID
September 30, 1999	$87.50	$15.00
December 30, 1999	25.50	7.80
March 31, 2000	no data	no data
June 30, 2000	31.25	3.15
September 30, 2000	93.50	3.15
December 31, 2000	7.50	3.15
March 31, 2001	5.00	1.10
June 30, 2001	1.25	..75

        The period prior to and including June 30, 2001 have been adjusted to give effect to a one-for-ten reverse split, effective in January 2001, and the subsequent one-for-five reverse split, effective May 30, 2002. The data represents interdealer quotations, without retail mark-up, mark-down or commissions and, since there is no established trading market, do not reflect actual transactions.

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

RECENT SALES OF UNREGISTERED SECURITIES

        Effective June 29, 2001 the Company acquired 100% of the issued and outstanding stock of Online Advisory Limited, a company organized under the laws of England and Wales, based in Great Britain. The Company acquired Online Advisory Limited for its net asset value, British Pounds, £5,714,940 (US$8,091,212) in exchange for 8,091,160 shares (40,455,800 pre-reverse split shares) of the Company's

Common Stock. These shares were issued in exact percentage terms to 215 shareholders of Online Advisory Limited, being all the shareholders of Online Advisory Limited. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Regulation S under the Securities Act of 1933, as amended, and all the shareholders of Online Advisory Limited were "non-U.S. persons", as defined in Regulation S.

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

RESULTS OF OPERATIONS	YEAR ENDED JUNE 30, 2001	FROM INCEPTION JULY 15, 1999 TO JUNE 30, 2000
Revenues	$32,049	$0
Gross margin	11,218	0
Operating Income (loss)	(249,307)	(32,493)
Income (loss) from continuing operations	(59,185)	(124,118)
Earnings (loss) per common share from continuing operations
Basic	(0.01)	(0.42)
Diluted	n/a	n/a
Dividends per common share	0	0
FINANCIAL POSITION
Total assets	$11,326,033	$3,815,156
Long term debt	0	0
Shareowners' equity	7,899,138	641,293

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

        On June 29, 2001 the Company acquired Online Advisory Limited for its net asset value, British Pounds, £5,714,940 (US$8,091,212) in exchange for 8,091,160 shares (40,455,800 pre-reverse split shares) of the Company's Common Stock. The transaction was accounted for as a reverse acquisition whereby Online Advisory, Ltd. was treated as the accounting acquirer and Glengarry Holdings, Ltd. as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory, Ltd. (the subsidiary). Online Advisory's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 30, 2001, are those of Online Advisory. At June 29, 2001, Glengarry Holdings had liabilities in excess of assets of $888,238. For purposes of this acquisition the fair value of Glengarry Holdings was based on the average share price of its common stock near and at the date of the acquisition, which was $0.95 per share ($0.19 per share pre-reverse split). The fair value of Glengarry Holdings was $84,191, including $20,000 of direct costs relating to the acquisition, is ascribed to the 67,570 shares (337,850 pre-reverse split shares) previously outstanding common shares of Glengarry Holdings deemed to be issued in the acquisition.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth all compensation paid or distributed during the fiscal years ended June 30, 1999, 2000 and 2001 for services rendered by each person serving the Chief Executive Officer of the Company or Online Advisory during the fiscal year ended June 30, 2001:

ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION					AWARDS OF COMMON STOCK OPTIONS	ALL OTHER COMPENSATION
	YEAR	SALARY(1)		BONUSES
David Caney, Current President and CEO(2)	2001		$23,988	-0-	-0-		$-0-
Edward Shah, Former Chairman and Chief Executive Officer(3)	2000 2001	$ $	-0- 70,218	-0- -0-	-0- -0-	$ $	-0- -0-
Victor Hardt(4) Former Managing Director and CEO	2000 2001	$ $	-0- -0-	-0- -0-	-0- -0-	$ $	35,076 277,728	(5) (5)

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

1996 Stock Option Plan

        In July 1996 the Company's predecessor, Endless Youth, adopted the 1996 Stock Option Plan to provide for the grant of incentive and non-qualified stock options to selected employees, officers and directors. The Plan was amended as of June 2, 1999 to increase the number of shares available thereunder. The Plan currently allows for the issuance of options to purchase up to 25,000 shares (125,000 pre-reverse split shares) of common stock. The vesting schedule of the Plan allows for the exercise of a portion of the options granted beginning after one year with full exercisability of all options granted not more then ten years after the date of grant. As of June 30, 2001, options to purchase 1,200 shares (6,000 pre-reverse split shares) of common stock were outstanding at exercise prices ranging from $31.25 to $125.00 per share. As of June 30, 2001, 19,000 shares (95,000 pre-reverse split shares) of common stock were available for future grants under the Plan.

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

Employment Agreements and Change-in-Control Arrangements

        None

Stock Performance Graph

        The following graph shows a comparison of cumulative total returns on the common stock of the Company from March 31, 1998 (the first month the Company's shares traded in the OTC-BB) through June 30, 2001 with the cumulative total return on the NASDAQ Market Index and the cumulative total return on a group of Miscellaneous Business Services Index (SIC Code 738) compiled by Media

General Financial Services (the "Peer Group"). The Company did not pay any dividends during this period.

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS(1)
David Caney	-0-	0%
William Bolland	-0-	0%
Jacqueline Antin	-0-	0%
Roderick M. Forrest	-0-	0%
Robert J. Mason	-0-	0%
All Officers and Directors as a Group (six persons)	-0-	0%

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
2.1
Agreement and Plan of Merger dated as of December 6, 2000 by and among Endless Youth Products, Inc, a Nevada corporation, Endless Youth Products, Ltd., a Bermuda company, and EYPI Merger Corp., a Nevada corporation (included as annex A to the proxy statement/prospectus).(1)
2.2	Securities Exchange Agreement dated June 29, 2001 between Glengarry Holdings Limited and the shareholders of Online Advisory Limited represented by Rosewood Company Limited (Equity Services).(3)
2.3	Stock Sale Agreement dated as of June 29, 2001 between Glengarry Holdings Limited and Emmerson Development Trust.(3)
3.1	Memorandum of Association of Glengarry Holdings Limited (formerly Endless Youth Products, Ltd.), a Bermuda company (included as annex B to the proxy statement/prospectus).(1)
3.2	Bye-Laws of Glengarry Holdings Limited (Endless Youth Products, Ltd.), a Bermuda company (included as annex C to the proxy statement/prospectus).(1)
3.3	Deed consolidating common shares dated February 6, 2001.(2)
10.1	Registration Rights Agreement dated June 29, 2001.(3)
10.2	Escrow Agreement dated June 29, 2001.(3)
10.3	1996 Stock Option Plan.(4)
10.4	Amendment No. 1 to Stock Option Plan.(4)
10.5	Amendment No. 2 to Stock Option Plan.(4)
10.6	Lease dated August 20, 2001 between Elderwalk Limited and Online Advisory Limited.(5)
10.7	Form of Bearer Debentures owned by the Registrant and issued by Oakland Finance Limited(5)
10.8	¥4,000,000 Loan Facility Agreement dated June 29, 2001 between Trade Credit & Guarantee S.A. and the Registrant(6)
11.1	Statement re: calculation of per-share earnings. (See Note 1 to the Consolidated Financial Statements)(5)
21.1	Subsidiaries of the Registrant: Online Advisory Limited (U.K.) 100% Glengarry Software Solutions Limited (Bermuda) 100%
23.1	Consent of Wakefield Quin(6)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

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

(6)
Filed as an exhibit to the Registrant's Amended Form 10-K filed July 26, 2002.

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

Dated: September 12, 2002	GLENGARRY HOLDINGS LIMITED
	By:	/s/ DAVID CANEY David Caney President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS*

        I, David Caney, certify that:

        1.    I have reviewed this annual report on Form 10-K of Glengarry Holdings Limited;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2002

/s/ DAVID CANEY David Caney Chairman and Chief Executive Officer
*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATIONS*

        I, Jacqueline Antin, certify that:

        1.    I have reviewed this annual report on Form 10-K of Glengarry Holdings Limited;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2002

/s/ JACQUELINE ANTIN Jacqueline Antin Chief Financial Officer
*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Glengarry Holdings Limited and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Glengarry Holdings Limited and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year ended June 30, 2001 and the period from July 15, 1999 (date of inception) through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glengarry Holdings Limited and subsidiaries as of June 30, 2001 and 2000, and the results of its operations and cash flows for the year ended June 30, 2001 and the period from July 15, 1999 through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beckman, Kirkland & Whitney

Agoura Hills, California
April 4, 2002, except for reverse stock split information
as discussed in Note 8 as to which the dated is August 21, 2002

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
BALANCE SHEETS

	June 30, 2001	June 30, 2000
ASSETS
Current assets
Cash	$439,251	$17,406
Restricted cash (Note 5)	3,520,780	—
Certificate of deposit (Note 5)	—	3,797,750
Accounts receivable—trade	18,112	—
Interest receivable	16,108	—

Total current assets	3,994,251	3,815,156
Property and equipment, net (Notes 1& 3)	88,658	—
Other assets
Mortgage debentures receivable (Note 4)	6,270,695	—
Goodwill	972,429	—

Total assets	$11,326,033	$3,815,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$222,155	$30,959
Accrued expenses	8,450	1,908
Notes and loans payable (Note 5)	3,196,290	3,140,996

Total liabilities	3,426,895	3,173,863

Commitment and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Preferred stock, $.005 par value, authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2001 and June 30, 2000
Common stock, $.01 par value, authorized 500,000,000 shares; 8,158,730 shares issued and outstanding at June 30, 2001, and 712,071 shares issued and outstanding at June 30, 2000.	81,587	7,121
Additional paid-in capital	8,078,020	740,929
Accumulated deficit	(183,303)	(124,118)
Cumulative foreign currency translation adjustment	(77,166)	17,361

Total shareholders' equity	7,899,138	641,293

Total liabilities and shareholders' equity	$11,326,033	$3,815,156

See accompanying notes to financial statements

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
July 15, 1999 (date of inception)	—	$—	$—	$—	$—	$—
Shares issued	712,071	7,121	740,929			748,050
Net loss for period				(124,118)		(124,118)
Foreign currency translation adjustment					17,361	17,361

Balance at June 30, 2000	712,071	$7,121	$740,929	$(124,118)	$17,361	$641,293

Shares issued	7,379,089	73,791	7,273,575			7,347,366
Net loss for period				(59,185)		(59,185)
Foreign currency translation adjustment					(94,527)	(94,527)
Restatement in connection with reverse acquisition of GGH and Online	67,570	675	63,516			64,191

Balance at June 30, 2001	8,158,730	$81,587	$8,078,020	$(183,303)	$(77,166)	$7,899,138

See accompanying notes to financial statements

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year ended June 30, 2001	Period from July 15, 1999 (date of inception) to June 30, 2000
OPERATING ACTIVITIES:
Net loss	$(59,185)	$(124,118)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	12,066	—
Foreign currency adjustment	142,318	—
(Increase) Decrease in accounts receivable	(18,112)	—
(Increase) Decrease in interest receivable	(16,108)	—
Increase (Decrease) in accounts payable	191,196	30,959
Increase (Decrease) in accrued expenses	6,542	1,908

Net cash provided (used) in operating activities	258,717	(91,251)

INVESTING ACTIVITIES:
Maturity (Purchase) of Certificate of deposit	3,797,750	(3,797,750)
Purchase of mortgage debentures	(645,557)	—
Purchase of furniture, fixtures & equipment	(100,724)	—

Net cash provided (used) in investing activities	3,051,469	(3,797,750)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,774,922	748,050
Repayment of short-term debt assumed through acquisition of GGH	(906,960)	—
Repayment of short-term debt	(3,140,996)	3,140,996

Net cash provided by financing activities	726,966	3,889,046

Effect of exchange rates on cash and cash equivalents	(94,527)	17,361

Net increase in cash and cash equivalents	3,942,625	17,406
Cash and cash equivalents at beginning of year	17,406	—

Cash and cash equivalents at end of year	$3,960,031	$17,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid during the period was:	$19,250	$2,003
Income taxes paid during the period was:	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Mortgage debentures received from issuance of common stock	$5,782,674	$—
Liabilities assumed relating to issuance of stock	(3,210,230)	—

Net non-cash consideration for issuance of common stock	$2,572,444	$—

Fair market value of liabilities in excess of asset for acquired business	$888,236	$—

See accompanying notes to financial statements

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended June 30, 2001	Period from July 15, 1999 (date of inception) to June 30, 2000
Gross receipts	$32,049	$—
Less: returns and allowances	—	—

Net sales	32,049	—
Cost of sales	20,831	—

Gross profit	11,218	—
Selling, general and administrative expenses	260,525	32,493

Income (loss) from operations	(249,307)	(32,493)
Other income and (expenses)
Interest income	149,786	18,268
Interest expense	(19,250)	(2,003)
Foreign currency gain (loss)	59,586	(107,890)

Income (loss) before income taxes	(59,185)	(124,118)
Provision for income taxes—(Note 6)	—	—

Net income (loss)	(59,185)	(124,118)
Other comprehensive income (loss):
Foreign currency translation adjustments	(94,527)	17,361

Comprehensive income (loss)	$(153,712)	$(106,757)

Income (loss) per share amounts:
Basic:
Net income (loss) from continuing operations	$(0.07)	$(2.09)

Diluted:
Net income (loss) from continuing operations	$(0.07)	$(2.09)

Weighted average shares outstanding
Basic	823,433	59,458

Diluted	823,433	59,458

See accompanying notes to financial statements

GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND JUNE 30, 2000

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Glengarry Holdings Limited (the Company), a Bermuda Corporation, was incorporated in November of 2000. In February 2001 Endless Youth Products, Inc., (the historical issuer) was merged into EYPI Merger Corp., a Nevada subsidiary of Glengarry Holdings Limited. The shareholders of Endless Youth Products, Inc. became shareholders of Glengarry Holdings Limited. EYPI Merger Corp. was dissolved, Endless Youth Products, Inc. became a wholly owned subsidiary of Glengarry Holdings Limited. and the name of Endless Youth Products Inc. was changed to Glengarry Holdings (US) Limited. Glengarry Holdings (US) Limited was subsequently sold for nominal consideration.

        On June 29, 2001 the Company issued 8,091,160 shares of common stock in exchange for all issued and outstanding shares of Online Advisory Limited. The transaction was accounted for as a reverse acquisition whereby Online Advisory Limited was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because Online shareholders owned the majority of the Company as a result of the merger. Accordingly, the consolidated financial statements of the Company (the parent) are presented, as a continuation of the operations and financial position of Online Advisory Limited (the subsidiary). Glengarry Holdings Limited and its subsidiaries (the Company) is engaged in the marketing, distribution and sale on a commission basis of computer hardware and software, information technology ("IT") consulting, IT personnel placement and technology financing, with emphasis on multi-lingual applications to new and existing systems.

Basis of Consolidation

        The consolidated financial statements include the accounts of Glengarry Holdings Limited and its domestic and foreign subsidiaries. Inter-company accounts and transactions have been eliminated.

Foreign Subsidiaries

        The local foreign currency is the functional currency for Online Advisory Limited. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses are included as a component of shareholders' equity. Transaction gains and losses are included in the statement of operations.

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

Reclassifications

        Certain reclassifications were made to conform prior years' data to the current presentation. Historical share and earning per share disclosures have been adjusted to reflect the1.424 shares of Glengarry Holdings Limited common stock ("Exchange Ratio") that Online Advisory Limited shareholders received for each share of Online Advisory Limited common stock upon the merger of Glengarry Holdings Limited and Online Advisory Limited (see Note 2). In addition, the accompanying financial statements reflect a one for five reverse stock split which occurred on May 30, 2002 (see Note 8).

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

        The following table summarizes the calculation of basic and diluted earnings per share:

	June 30, 2001	Period from July 15, 1999 (date of inception) to June 30, 2000
Numerator:
Basic and diluted earnings per share—net income (loss)	$(59,185)	$(124,118)
Denominator:
Basic earnings per share—weighted average number of common share outstanding during the period	823,433	59,458
Incremental common shares attributable to assumed exercise of options and warrants	n/a	n/a
Denominator for diluted earnings per share	823,433	59,458
Basic earnings per share	$(0.07)	$(2.09)
Diluted earnings per share	$(0.07)	$(2.09)

New Accounting Standards

        Major provisions of new accounting standards which may be material to the Company's financial statements in the future are as follows:

        SFAS 141, Business Combinations and SFAS 142, goodwill and other intangible assets, change the accounting for business combinations, goodwill and identifiable intangible assets.

        Statement 141 eliminates the pooling of interest method of accounting for business combinations and changes the criteria to recognize intangible assets apart form goodwill. The requirements of 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        As of July 1, 2002 the company will implement SFAS 142 on all goodwill related to business combinations which occurred prior to July 1, 2001. Under Statement 142 goodwill is no longer amortized. All goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Transition to the new rules requires the completion of a transitional impairment test of all goodwill within the first year of adoption. This test requires determining and comparing the fair value of goodwill to its carrying value. Any impairment loss resulting from the transitional impairment test will be accounted for as a change in accounting principle. Management does not expect to incur any significant impairment loss as a result of the transitional impairment test. Management expects amortization expense to decrease by approximately $100,000 for the fiscal year beginning July 1 2002 as a result of implementing SFAS 142.

NOTE 2—MERGERS AND ACQUISITIONS

Acquisition of Online Advisory Services

        On June 29, 2001 Glengarry Holdings Limited acquired all of the issued and outstanding shares of Online Advisory Limited. The transaction was accounted for as a reverse acquisition whereby Online Advisory Limited was treated as the accounting acquirer and Glengarry Holdings Limited as the acquiree, because the Online shareholders owned a majority of the Company as of the merger date. The Online Advisory Limited shareholders received 8,091,160 shares of Glengarry Holdings Limited in exchange for 5,681,428 shares of Online Advisory Limited, which represented all of the outstanding stock of Online Advisory Limited. This acquisition was accounted for under the purchase method of accounting.

        The fair market value of Glengarry Holdings Limited was based on the average share price of its common stock near and at the date of the merger, which was 95 cents per share. The valuation of Glengarry Holdings Limited was $84,191 including $20,000 of direct costs related to the acquisition. At the date of the acquisition Glengarry Holdings Limited had liabilities in excess of assets of $888,238 resulting in goodwill of $972,429.

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

NOTE 6—INCOME TAXES

        There is no current or deferred income tax expense for the year ended June 30, 2001, and the period ended June 30, 2000. The operations reported in these financial statements represent the historical operations of Online Advisory Limited a British subsidiary of Glengarry Holdings Limited a Bermuda Corporation. Online is subject to tax in England. Glengarry Holdings Limited and its other subsidiary Glengarry Software Solutions, Limited conduct its business activities in Bermuda, a non-taxable foreign jurisdiction.

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

NOTE 7—RELATED PARTY TRANSACTIONS

        Victor Hardt was a director of Online Advisory Limited until June 19, 2001. Mr. Hardt was also a consultant for Eastwell Financial Services Limited. Online paid Eastwell $167,892 and $35,076 for management fees, consulting services, and expense reimbursements for the year ended June 30, 2001 and the period ended June 30, 2000 respectively. Online recorded sales of $32,049 to Eastwell for services provided and commissions.

NOTE 8—SHAREHOLDERS' EQUITY

        Effective May 30, 2002 the Company consummated a one-for-five reverse split of its outstanding common shares, decreased the par value of its common shares to $.01 and increased its authorized shares to 500,000,000 shares. All references to common stock, per share amounts, additional paid in capital, average number of common shares outstanding, stock options and warrants in these consolidated financial statements and notes to these financial statements give effect to the reverse stock split.

        During the year ended June 30, 2001, Online Advisory Limited (the accounting acquirer) issued 5,181,216 shares of common stock (which were subsequently exchanged for 7,379,089 shares of Glengarry Holdings Limited at the time of the acquisition of Online Advisory Limited) in exchange for the following consideration:

Cash	$4,774,922
Mortgage Debentures	5,782,674
Loan Payable Assumed	(3,210,230)

$7,347,366

        The total consideration of $7,347,366 resulted in an increase of $73,791 in Common Stock and an increase of $7,273,575 in additional paid in capital. The shares issued were based on the fair market value of the Company's assets at a price per share of $1.

        Prior to the reverse acquisition of Online Advisory Limited. the Company had outstanding options and warrants. These options and warrants were not affected by the merger. The changes in options and warrants reflect that of Glengarry Holdings Limited and not Online Advisory Limited which has no outstanding options or warrants.

        Changes in the status of options are summarized as follows for the fiscal years ended June 30:

	2001	2000	1999
Outstanding at beginning of year	1,400	9,600	7,000
Granted	—	—	5,800
Exercised	—	—	(32,000)
Expired	(200)	—	—
Cancelled	—	(8,200)	—

Outstanding at end of year	1,200	1,400	9,600

Exercisable at end of year	1,200	1,400	24,000

Price range of options: Outstanding at end of year	$31.25-$125.00	$31.25-$125.00	$31.25-$125.00

        Changes in the status of warrants are summarized as follows for the fiscal years ended June 30:

	2001	2000	1999
Outstanding at beginning of year	1,340	7,677	4,104
Granted	—	—	5,010
Exercised	—	—	(1,397)
Expired	(500)	(2,477)	(40)
Cancelled	—	3,860	—

Outstanding at end of year	840	1,340	7,677

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

Non-cancelable
2002	$35,843
Cancelable
2002	3,983
2003	47,971
2004	47,791
2005	7,965

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

NOTE 11—SUBSEQUENT EVENT

        In January of 2002 the Company sold 5 of its mortgage debentures more fully discussed Note 4. The debentures were sold for their carrying value in Euro's which translates to $3,360,867. The Company did recognize a foreign currency loss of $15,076 on this transaction.

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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
INDEPENDENT AUDITORS' REPORT
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES BALANCE SHEETS
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES STATEMENTS OF SHAREHOLDERS' EQUITY
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES STATEMENTS OF CASH FLOWS
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
GLENGARRY HOLDINGS LIMITED AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS JUNE 30, 2001 AND JUNE 30, 2000